Form 10-Q
period 2013-08-31
Romantique Ltd.
filed 2013-10-21
CIK 1574097

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

OR

☐                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-1574097

ROMANTIQUE LTD.
(Exact name of registrant as specified in its charter)

New York	46-0956015
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

64 West 48th Street, Suite 1107, New York, NY	10036
(Address of Principal Executive Offices)	(Zip Code)

212-840-8477
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes ☑ No ☐

           Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of  October 18, 2013, there were 10,353,750 shares of the registrant’s common stock outstanding.

ROMANTIQUE LTD.

Item 1.	Financial Statement (Unaudited)

ROMANTIQUE LTD. CONDENSED BALANCE SHEET
	August 31, 2013	May 31, 2013
	(Unaudited)
ASSETS

Current Assets:
Cash and Cash Equivalents	$3,554	$39,086
Accounts Receivable, Net	2,028,335	752,923
Inventories	1,791,423	1,789,394
Prepaid Expenses	24,870	32,031
Deferred Taxes	13,500	13,500
Total Current Assets	3,861,682	2,626,934

Property and Equipment, Net	11,316	10,967

Security Deposits	2,000	2,000

Total Assets	$3,874,998	$2,639,901

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$2,173,708	$1,679,891
Accrued Expenses	197,490	75,526
Common Stock to be Issued	100,000	-
Loans Payable – Related Parties	354,632	-
Income Taxes Payable	75,043	36,600
Total Current Liabilities	2,900,873	1,792,017

Long-Term Debt:
Convertible Note Payable – Related Party	74,000	74,000

Total Liabilities	2,974,873	1,866,017

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock, $.0001 par value; 10,000,000 shares authorized,
none issued and outstanding at August 31, 2013 and May 31, 2013	-	-
Common Stock, $.0001 par value; 50,000,000 shares authorized,
10,353,750 shares issued and outstanding at August 31, 2013 and May 31, 2013	1,035	1,035
Additional Paid-In Capital	685,567	685,567
Retained Earnings	213,523	87,282

Total Stockholders’ Equity	900,125	773,884

Total Liabilities and Stockholders’ Equity	$3,874,998	$2,639,901

The accompanying notes are an integral part of these financial statements.

ROMANTIQUE LTD.
CONDENSED STATEMENT OF INCOME
(Unaudited)

	For the Quarter Ended
	August 31,
	2013	2012

Sales - Net	$2,290,794	$-

Costs and Expenses:
Cost of Sales	1,623,608	-
Officer’s Compensation	72,555	-
Professional and Consulting Fees	195,637	-
Selling, General and Administrative Expenses	212,813	-

Total Costs and Expenses	2,104,613	-

Income from Operations	186,181	-

Other Income (Expense):
Interest Expense – Related Party	(740)	-

Income before Income Tax Provision	185,441	-

Income Tax Provision	59,200	-
Net Income	$126,241	$-

Income Per Common Share - Basic	$.01	$-

Basic Weighted Average Shares	10,353,750	-

Income Per Common Share – Diluted	$.01	$-

Diluted Weighted Average Shares	10,390,750	-

The accompanying notes are an integral part of these financial statements.

ROMANTIQUE LTD.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE QUARTER ENDED AUGUST 31, 2013
(Unaudited)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

Balance, June 1, 2013	10,353,750	$1,035	$685,567	$87,282	$773,884

Net Income for the Quarter Ended August 31, 2013	-	-	-	126,241	126,241

Balance, August 31, 2013	10,353,750	$1,035	$685,567	$213,523	$900,125

The accompanying notes are an integral part of these financial statements.

ROMANTIQUE LTD.
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Quarter Ended
	August 31,
	2013	2012
Cash Flows from Operating Activities:
Net Income	$126,241	$-
Adjustments to Reconcile Net Income to Net Cash
(Used) in Operating Activities:
Depreciation	801	-
Changes in Assets and Liabilities:
(Increase) in Accounts Receivable	(1,275,412)	-
(Increase) in Inventories	(2,029)	-
Decrease in Prepaid Expenses	7,161	-
Increase in Accounts Payable	493,817	-
Increase in Accrued Expenses	121,964	-
Increase in Common Stock to be Issued	100,000	-
Increase in Income Taxes Payable	38,443	-
Net Cash (Used) in Operating Activities	(389,014)	-

Cash Flows from Investing Activities:
Capital Expenditures	(1,150)	-
Net Cash (Used) In Investing Activities	(1,150)	-

Cash Flows from Financing Activities:
Proceeds of Loans Payable – Related Parties - Net	354,632	-
Net Cash Provided by Financing Activities	354,632	-

(Decrease) in Cash and Cash Equivalents	(35,532)	-

Cash and Cash Equivalents – Beginning of Period	39,086	-

Cash and Cash Equivalents – End of Period	$3,554	$-

Supplemental Disclosure of Cash Flow Information
Interest Paid	$-	$-
Income Taxes Paid	$25,850	$-

The accompanying notes are an integral part of these financial statements.

ROMANTIQUE LTD.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 -           Summary of Significant Accounting Policies

Organization and Basis of Presentation

Romantique Ltd. (“the Company”) was incorporated on September 6, 2012 under the laws of the State of New York.  The Company is a wholesaler and manufacturer of jewelry including pendants, bracelets and earrings.  Operations commenced on October 1, 2012 and the Company has selected May 31 as its fiscal year.

In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein.  These financial statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  These condensed financial statements should be read in conjunction with the Company’s July 31, 2013 audited financial statements and notes hereto included in the registration statement on Form S-1, Amendment No. 3 filed on September 3, 2013.

Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with a maturity of three months or less to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out method.

Property and Equipment

Property and equipment is carried at cost less accumulated depreciation.  Depreciation is computated by the straight-line method over the estimated useful lives of the related assets, which is five years.

Revenue Recognition

For revenue from product sales, the Company will recognize revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB No. 104), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB No. 101).  SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowance, and other adjustments are provided for in the same period the related sales are recorded. Provision for sales returns and allowances that were netted against sales amounted to $19,366 for the initial period September 6, 2012 to May 31, 2013.

ROMANTIQUE LTD.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 -           Summary of Significant Accounting Policies (Continued)

Advertising Costs

Advertising costs are charged to operations when incurred.  Advertising costs during the quarter ended August 31, 2013 was $2,100.

Income Taxes

The Company accounts for income taxes using the asset and liability method, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.  A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Net Income Per Share

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding.

The following provides a reconciliation of the shares used in calculating the per share amounts for the periods presented:

For the Quarter Ended August31, 2013
Numerator:
Net income	$126,241
Denominator:
Basic weighted-average shares	10,353,750
Effect of dilutive securities:
Convertible Debt	37,000
Diluted weighted-average shares	10,390,750

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period.  Actual results could differ from those estimates.  Management uses its best judgment in valuing these estimates, and may, as warranted, solicit external professional advice and other assumptions believed to be reasonable.

ROMANTIQUE LTD.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 -           Summary of Significant Accounting Policies (Continued)

Fair Value Measurements

The authoritative guidance for fair value measurements defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or the most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact.  The guidance describes a fair value hierarchy based on the levels of inputs, or which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1:  Quoted prices in active markets for identical assets or liabilities.

Level 2:  Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active, or other inputs that are observable or corroborated by observable market data or substantially the full term of the assets or liabilities.

Level 3:  Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities.

The Company's financial instruments include cash and cash equivalents, accounts receivable and accounts payable.  These items are determined to be a Level 1 fair value measurement.

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of the short maturity of these instruments.  The recorded value of long-term debt approximates its fair value as the terms and rates approximate market rates.

Recent Accounting Pronouncements

Management does not believe there would have been a material effect on the accompanying financial statements had any recently issued, but not yet effective, accounting standards been adopted in the current period.

NOTE 2 -           Inventories

Inventories consist of the following:

	August 31, 2013	May 31, 2013
	(Unaudited)
Raw Materials	$1,469,557	$1,508,981
Finished Goods	271,381	228,848
Sales Samples	50,485	51,565
	$1,791,423	$1,789,394

ROMANTIQUE LTD.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 -           Property and Equipment

Property and equipment consists of the following:

	August 31, 2013	May 31, 2013
	(Unaudited)
Office Equipment	$8,066	$6,916
Computers	4,808	4,808
	12,874	11,724
Less: Accumulated Depreciation	1,558	757
	$11,316	$10,967

Depreciation expense was $801 for the quarter ended August 31, 2013.

NOTE 4 -           Convertible Note Payable – Related Party

Convertible note payable to the Company’s president is summarized as follows:

	August 31, 2013	May 31, 2013
	(Unaudited)
Note Payable, bearing interest at 4% per annum, and due December 31, 2015. The note is Convertible into shares of the Company’s Common stock at a conversion rate of $2 per share, subject to adjustment upon the occurrence of certain events including stock dividends, stock split or combinations and reclassifications.	$74,000	$74,000

NOTE 5 -           Loans Payable – Related Parties

Loans payable to related parties is summarized as follows:

	August 31, 2013	May 31, 2013
	(Unaudited)
Loans payable to the Company’s President and CEO.
The loans are payable on demand and non-interest bearing.	$209,632	$-
Loan payable to an entity affiliated with a relative of the Company’s President and CEO. The loan is payable on demand and non-interest bearing.	15,000	-
Loan payable to Michael Raskin, a relative of the Company’s CEO and a relative of Levy Raskin, Principal of Ayin Gimmel, Inc., a shareholder of Romantique. The loan is payable on demand and is non-interest bearing.	30,000	-
Loan payable to the Gurary Family Trust. The loan is payable on demand and non-interest bearing.	100,000	-
	$354,632	$-

ROMANTIQUE LTD.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 -           Commitments and Contingencies

On October 1, 2012 the Company entered into a one-year consulting agreement with Isaac Gurary under which he will provide certain business and corporate marketing services to the Company for an annual consulting fee of 3% of net sales during the term of the agreement beginning on October 1, 2012.  As of August 31, 2013 the amount owed to Mr. Gurary was $72,555.  As at May 31, 2013, the Company has recorded accrued compensation to Mr. Gurary in the amount of $64,531.  These amounts are included in accrued expenses at August 31, 2013 and May 31, 2013.  Mr. Gurary serves as the Company’s President and is a significant stockholder of the Company.

In July 2013 the Company entered into a three year consulting agreement with Sands Point Associates, LLC and its CEO, Robert McMullan.  The compensation for the first year is $125,000, the second year is $200,000 and the third year is $200,000.  The agreement calls for the Company to issue Mr. McMullan an aggregate of 500,000 shares of common stock of which 50,000 shares vested upon the commencement and 450,000 shares shall be subject to quarterly vesting over three years while the agreement is in full force and effect.  In addition, the consultant may be eligible for performance bonuses and calls for reimbursement of out of pocket expenses.  This consulting agreement may be terminated by either party, with or without cause, upon thirty days written notice.  The Company recorded consulting fee expense of $116,300 for the quarter ended August 31, 2013 of which $100,000 was in connection with the 50,000 shares vested  (see Note 8).

NOTE 7 -           Related Party Transactions

During the quarter ended August 31, 2013, the Company purchased approximately 52% of its merchandise from Classique Creations LLC (“Classique”), a company that is owned by the mother of the Company’s President.

Included in accounts payable at August 31, 2013 and May 31, 2013 are amounts owed to Classique totaling $1,237,588 and $656,002, respectively.

Included in cost of sales for the quarter ended August 31, 2013 are amounts attributable to Classique of approximately $831,000.

Payment terms to Classique are one to twelve months and the manner of settlement is cash payment.

The Company rents office space from a Company affiliated with the Company’s president on a month to month basis.  The agreement calls for rent at $2,060 per month.

NOTE 8 -           Common Stock to be Issued

Common stock to be issued represents the Company’s obligation to issue 50,000 shares of common stock pursuant to the consulting agreement entered into with Sands Point Associates, LLC and its CEO, Robert McMullan (see Note 6).  The shares have been valued at $2 per share for an aggregate of $100,000.

ROMANTIQUE LTD.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9 -           Preferred Stock

The Company’s Board of Directors may issue authorized but unissued shares of preferred stock in series and at the time of issuance, determine the rights, preferences and limitation of each series. The holders of preferred stock may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up of the Company before any payment is made to the holders of the common stock. Furthermore, the board of directors could issue preferred stock with voting and other rights that could adversely affect the voting power of the holders of the common stock.

NOTE 10 -         Major Suppliers

During the quarter ended August 31, 2013, the Company purchased over $830,000 (approximately 52%) of its merchandise from one manufacturer that is a related party (see Note 7).  In addition, the Company purchased merchandise from 1 vendor which amounted to approximately 33% of total purchases during the quarter ended August 31, 2013.

NOTE 11 -         Income Taxes

Income tax provision consists of the following:

	August 31, 2013	May 31, 2013
	(Unaudited)
Current:
Federal	$53,700	$28,100
State and Local	5,500	8,500
	59,200	36,600
Deferred:
Federal (Benefit)	-	(7,000)
State and Local (Benefit)	-	(6,500)
	-	(13,500)
	$59,200	$23,100

Deferred tax assets consist of the following:

	August 31, 2013	May 31, 2013
	(Unaudited)

Reserve for Bad Debts	$7,000	$7,000
Reserves for Sales Returns and Allowances	6,500	6,500
	$13,500	$13,500

ROMANTIQUE LTD.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 11 -         Income Taxes (Continued)

The federal statutory income tax rate is reconciled to the effective rate as follows:

	August 31, 2013	May 31, 2013
	(Unaudited)

Tax provision at Federal Statutory rate	34.0%	34.0%

State and local income taxes, net of federal tax benefit	(2.1)	5.1

Provision for bad debts and allowances for sales returns	-	(18.2)

Effective tax rate	31.9%	20.9%

NOTE 12 -         Subsequent Events

Financing Agreement

On September 30, 2013 the Company entered into a Financing Agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”) pursuant to which Rosenthal shall provide the Company with a line of credit up to $1,000,000.  Loans made under the Financing Agreement bear interest at prime rate plus 3.5% and are subject to certain financial covenants.  As security for these loans, Rosenthal has placed liens on the Company’s accounts receivable, inventories, and all other assets.  In addition, the loans have been personally guaranteed by Yitzchok Gurary, and his parents, Mordechai Gurary and Leah Gurary.

The Financial Agreement calls for the subordination of certain of the Company’s debt as follows:

Accounts Payable – Classique Creations, LLC	$500,000
Demand Loans Payable – Yitzchok Gurary	$216,000

In addition, the Company has granted Rosenthal a Landlord Subordination agreement.

In connection with the Finance Agreement, the Company has borrowed approximately $770,000 as of October 14, 2013.  The Finance Agreement expires September 30, 2015.

Consultant Agreement

On October 9, 2013 the Company entered into a four month consultant agreement with a consultant.  The consultant agreement calls for the issuance of 25,000 shares of the Company’s common stock as compensation.  The shares are to be issued under a Form S-8 Registration to be undertaken by the Company as soon as practicable.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our  financial statements and related notes thereto. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors

This quarterly report contains forward-looking statements as that term is defined in the Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.  In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars.  All references to “common stock” refer to our shares of common stock.

Critical Accounting Policies and Estimates

The condensed  financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

Revenue Recognition

For revenue from product sales, the Company will recognize revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB No. 104), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB No. 101).  SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowance, and other adjustments are provided for in the same period the related sales are recorded.

As used in this quarterly report, the terms “we”, “us”, “our”, “the Company” and “Romantique” means Romantique Ltd., unless otherwise indicated.

EMERGING GROWTH COMPANY

We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.

General

OVERVIEW

Romantique Ltd. was incorporated on September 6, 2012, under the laws of the state of New York as Ramantique Jewelry Ltd. On October 3, 2012, we amended our certificate of incorporation to change our name to Romantique Jewelry Ltd., and on December 3, 2012, we amended our certificate of incorporation to change our name to Romantique Ltd. We began operations on October 1, 2012 by selling fashion rings, pendants, earrings and bracelets to independent retailers. In December 2012, we commenced a line of bridal (engagement) rings, featuring both settings and diamonds. We believe that we are one of the few companies selling engagement rings which include the diamonds to independent retailers. For the period September 6, 2012 (inception) to May 31, 2013, we purchased over 52% of our merchandise from Classique Creations LLC, a jewelry manufacturer owned 98% by the mother of our President, Mr. Yitzchok Gurary, and 2% by Mr. Gurary’s brother, Chaim Gurary, a shareholder of Romantique.  During the quarter ended August 31, 2013, we purchased approximately 52% of our merchandise from Classique Creations, LLC.  In addition, purchases from another vendor amounted to approximately 33% of total purchases during the quarter ended August 31, 2013.

Currently, we purchase approximately 40% of our merchandise (excluding stones) from Classique Creations LLC.  Our website is located at www.myromantique.com.

Results of Operation

To date, most of our revenues have been generated through the sale of rings, pendants, necklaces and earrings with stones such as diamonds, rubies and emeralds. In December 2012, we launched our line of bridal rings. Our plan is to expand our bridal ring sales, which we believe are less seasonal.

We have begun to offer complete engagement rings, including both stone and setting, and, using our managements’ experience in the jewelry industry, create rings that show the stones to their best advantage, i.e. accentuating their brilliance and hiding their imperfections.

Romantique intends to market its line of engagement rings to independent jewelers. Our target market is jewelers with between $750,000 and $5,000,000 in annual sales. Our goal is to offer engagement rings that will retail for under $5,000. We believe that by selling Romantique rings, independent jewelers will be able to compete with jewelry chain stores which sell rings in this price range. We have designed our rings to have a sophisticated look, which we believe customers will find appealing.

Employees

We currently have four (4) full time employees.

 Results of Operations

Three Months Ended August 31, 2013.

Sales Revenues

For the three months ended August 31, 2013, we had net sales revenues of $ 2,290,794. These revenues arose from the sale of jewelry to various wholesalers.

For the three months ended August 31, 2013, we our three largest customers accounted for approximately 15% of our total revenues.

 Cost of Sales

Cost of Sales $ 1,623,608 for the three months ended August 31, 2013.

Operation Expenses

General, Selling and Administrative

General, Selling and Administrative expenses were $ 212,813 for the three months ended August 31, 2013.

Officers’ Compensation

For the three months ended August 31, 2013, officers’ compensation was $72,555.

Professional and Consulting Fees

Professional and consulting fees totaled $195,637 for the quarter ended August 31, 2013.

Other Income (Expenses)

For the three months ended August 31, 2013, we had other expenses of $740.  These expenses were  interest expense to a related party.

 Net Income (Loss)

As a result of the above, for the three months ended August 31, 2013, we had  income from operations of $ 186,181 and net income of $126,241 after provision for income taxes of $59,200.

Liquidity and Capital Resources

Since our inception,  in addition to internally generated funds, we have been dependent on investment capital and loans as a primary source of liquidity.

At August 31, 2013, we had long term liabilities of $74,000, which represents  a  note  payable to a related party for $74,000.

As of August 31, 2013, we had $3,554 in cash and cash equivalents.

Cash Requirements

We believe that we will need additional funds to continue operations over the next twelve months and for the implementation of our plan of operation.

On September 30, 2013 the Company entered into a financing agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”) pursuant to which Rosenthal shall provide the Company with a line of credit up to $1,000,000.  Loans made under the Financing Agreement bear interest at prime rate plus 3.5% and are subject to certain financial covenants.  As security for these loans, Rosenthal has placed liens on the Company’s accounts receivable, inventories, and all other assets.  In addition, the loans have been personally guaranteed by Yitzchok Gurary, and his parents, Mordechai Gurary and Leah Gurary.

The Financial Agreement calls for the subordination of certain of the Company’s debt as follows:

Accounts Payable – Classique Creations, LLC            $ 500,000
Demand Loans Payable – Yitzchok Gurary,                  $ 216,000

In addition, the Company has granted Rosenthal a Landlord Subordination agreement.

In connection with the Finance Agreement, the Company has borrowed approximately $770,000 as of October 14, 2013.  The Finance Agreement expires September 30, 2015.

At August 31, 2013 we had working capital of  $960,809.

Off Balance Sheet Arrangements

Romantique has no off balance sheet arrangements

Recent Private Placements

In March 2013, we closed on a private offering of our securities. Pursuant to this offering, we offered a minimum of 250,000 and a maximum of 750,000 shares of common stock at $2.00 per share. We sold 353,875 shares for a total of $707,750.  Net proceeds after offering costs were $685,602.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

Management is required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 to evaluate, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply its judgment in evaluating and implementing possible controls and procedures.

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on their evaluation, as of the end of the period covered by this Form 10-Q, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings to which we are a party, other than ordinary routine litigation incidental to our business.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as a part of this Form 10-Q (a) Exhibits required by Item 601 of Regulation S-K.

Number	Description

(31)	Section 302 Certification

31.1	Certification of Principal Executive Officer and Principal Financial Officer Rule 13a-14(a) pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934.

(32)	Section 906 Certification

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROMANTIQUE LTD.
(Registrant)

Date: October 18, 2013	By:	/s/ Yitzchok Gurary
Yitzchok Gurary
President, Chief Executive Officer,
Chief Financial Officer, Director