Form 10-Q
period 2013-11-30
Romantique Ltd.
filed 2014-01-21
CIK 1574097

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

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

Yes ☒  No ☐

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of  January 20, 2014, there were 10,441,250 shares of the registrant’s common stock outstanding.

ROMANTIQUE LTD.

ROMANTIQUE LTD.
CONDENSED BALANCE SHEET

	November 30, 2013	May 31, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$26,793	$39,086
Accounts Receivable, Net	2,684,243	752,923
Inventories	1,550,234	1,789,394
Prepaid Expenses	7,640	32,031
Deferred Taxes	13,500	13,500
Total Current Assets	4,282,410	2,626,934

Property and Equipment, Net	10,514	10,967

Security Deposits	2,000	2,000

Total Assets	$4,294,924	$2,639,901

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,884,367	$1,679,891
Accrued Expenses	22,320	75,526
Loans Payable - Factor	978,480	-
Loans Payable – Related Parties	209,632	-
Income Taxes Payable	78,743	36,600
Total Current Liabilities	3,173,543	1,792,017

Long-Term Debt:
Convertible Note Payable – Related Party	74,000	74,000

Total Liabilities	3,247,542	1,866,017

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock, $.0001 par value; 10,000,000 shares authorized, none issued and outstanding at November 30, 2013 and May 31, 2013	-	-
Common Stock, $.0001 par value; 50,000,000 shares authorized, 10,441,250 and 10,353,750 shares issued and outstanding at November 30, 2013 and May 31, 2013, respectively	1,044	1,035
Additional Paid-In Capital	845,558	685,567
Retained Earnings	200,780	87,282

Total Stockholders’ Equity	1,047,382	773,884

Total Liabilities and Stockholders’ Equity	$4,294,924	$2,639,901

The accompanying notes are an integral part of these financial statements.

ROMANTIQUE LTD.
CONDENSED STATEMENT OF INCOME

		For the Period		For the Period
	For the Three	September 6, 2012	For the Six	September 6, 2012
	Months Ended	(Inception) to	Months Ended	(Inception) to
	November 30, 2013	November 30, 2012	November 30, 2013	November 30, 2012
	(Unaudited)		(Unaudited)

Sales - Net	$1,525,577	$1,460,484	$3,816,315	$1,460,484

Costs and Expenses:
Cost of Sales	1,192,704	1,191,505	2,817,163	1,191,505
Officer’s Compensation	6,001	44,250	78,556	44,250
Professional and Consulting Fees	155,530	14,725	351,167	14,725
Selling, General and Administrative Expenses	166,175	14,506	378,081	14,506
Provision for Bad Debts	-	14,600	-	14,600
Total Costs and Expenses	1,520,410	1,279,586	3,624,967	1,279,586

Income from Operations	5,167	180,898	191,348	180,898

Other Income (Expense):
Interest Expense – Related Party	(740)	(600)	(1,480)	(600)
Interest Expense – Accounts Receivable Financings	(13,470)	-	(13,470)	-
Total Other Income (Expense)	(14,210)	(600)	(14,950)	(600)

Income (Loss) before Income Tax Provision	(9,043)	180,298	176,398	180,298

Income Tax Provision	3,700	61,000	62,900	61,000
Net Income (Loss)	$ (12,743)	$119,298	$113,498	$119,298

Income (Loss) Per Common Share - Basic	$ (0.00)	$0.01	$0.01	$0.01

Basic Weighted Average Shares	10,368,173	10,000,000	10,360,922	10,000,000

Income (Loss) Per Common Share – Diluted	$ (0.00)	$0.01	$0.01	$0.01

Diluted Weighted Average Shares	10,405,173	10,023,639	10,397,922	10,023,639

The accompanying notes are an integral part of these financial statements.

ROMANTIQUE LTD.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2013
(Unaudited)
	Common Stock		Additional Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

Balance, June 1, 2013	10,353,750	$1,035	$685,567	$87,282	$773,884

Issuance of Common Stock for services
November 13, 2013	87,500	9	174,991	-	175,000

Offering Costs	-	-	(15,000)	-	(15,000)

Net Income for the Six Months Ended
November 30, 2013	-	-	-	113,498	113,498

Balance, November 30, 2013	10,441,250	$1,044	$845,558	$200,780	$1,047,382

The accompanying notes are an integral part of these financial statements.

ROMANTIQUE LTD.
CONDENSED STATEMENT OF CASH FLOWS

	For the Six Months Ended November 30, 2013	For the Period September 6, 2012 (Inception) to November 30, 2012
	(Unaudited)
Cash Flows from Operating Activities:
Net Income	$113,498	$119,298
Adjustments to Reconcile Net Income to Net Cash
(Used) in Operating Activities:
Depreciation	1,603	80
Common Stock Issued for Services	175,000	-
Deferred Taxes	-	(7,000)
Reserve for Doubtful Accounts and Sales Returns and Allowances	1,824	28,600
Changes in Assets and Liabilities:
(Increase) in Accounts Receivable	(1,965,228)	(1,462,379)
Decrease in Inventories	239,160	-
Decrease in Prepaid Expenses	24,391	-
Increase in Accounts Payable	204,476	1,172,358
Increase (Decrease) in Accrued Expenses	(21,122)	54,090
Increase in Income Taxes Payable	42,143	68,000
Net Cash (Used) in Operating Activities	(1,184,255)	(26,953)

Cash Flows from Investing Activities:
Capital Expenditures	(1,150)	(4,808)
Net Cash (Used) In Investing Activities	(1,150)	(4,808)

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	-	1,000
Proceeds of Convertible Note – Related Party	-	74,000
Proceeds of Loans Payable – Related Parties	354,632	-
Payments of Loans Payable – Related Parties	(145,000)	-
Payments of Offering Costs	(15,000)	(16,200)
Proceeds from Loans Payable – Factor	978,480	-
Net Cash Provided by Financing Activities	1,173,112	58,800

Increase (Decrease) in Cash and Cash Equivalents	(12,293)	27,039

Cash and Cash Equivalents – Beginning of Period	39,086	-

Cash and Cash Equivalents – End of Period	$26,793	$27,039

Supplemental Disclosure of Cash Flow Information
Interest Paid	$7,309	$-
Income Taxes Paid	$25,850	$-

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

In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein.  These financial statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  These condensed financial statements should be read in conjunction with the Company’s May 31, 2013 audited financial statements and notes included in the registration statement on Form S-1, Amendment No. 3 filed on September 3, 2013.

Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

                Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with a maturity of three months or less to be cash equivalents.  As of November 30, 2013 and 2012, the Company did not have any cash equivalents.

Inventories

Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out method.

Property and Equipment

Property and equipment is carried at cost less accumulated depreciation.  Depreciation is computated by the straight-line method over the estimated useful lives of the related assets, which is five years.

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB No. 104), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB No. 101).  SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowance, and other adjustments are provided for in the same period the related sales are recorded. Provision for sales returns and allowances that were netted against sales amounted to $30,190 for the six months ended November 30, 2013 and $14,000 for the period September 6, 2012 (inception) to November 30, 2012.

ROMANTIQUE LTD.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 -                Summary of Significant Accounting Policies (Continued)

Advertising Costs

Advertising costs are charged to operations when incurred.  Advertising costs during the six months ended November 30, 2013 was $2,100.  There were no advertising costs incurred during the period September 6, 2012 (inception) through November 30, 2012.

Deferred Income Taxes

The Company accounts for deferred income taxes using the asset and liability method, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.  A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Net Income Per Share

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding.

The following provides a reconciliation of the shares used in calculating the per share amounts for the periods presented:

	For the Six Months Ended November 30, 2013	For the Period September 6, 2012 (Inception) to November 30, 2012
	(Unaudited)
Numerator:
Net income	$113,498	$119,298
Denominator:
Basic weighted-average shares	10,360,922	10,000,000
Effect of dilutive securities:
Convertible Debt	37,000	23,639
Diluted weighted-average shares	10,397,922	10,023,639

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and loans payable approximates fair value because of the short maturity of these instruments.  The recorded value of long-term debt approximates its fair value as the terms and rates approximate market rates.

Recent Accounting Pronouncements

Management does not believe there would have been a material effect on the accompanying financial statements had any recently issued, but not yet effective, accounting standards been adopted in the current period.

NOTE 2 -                Inventories

Inventories consist of the following:

	November 30, 2013	May 31, 2013
	(Unaudited)
Raw Materials	$1,127,955	$1,508,981
Finished Goods	378,648	228,848
Sales Samples	43,631	51,565
	$1,550,234	$1,789,394

Inventories are pledged as security for the Company’s Accounts Receivable Financing Agreement (see Note 8).

ROMANTIQUE LTD.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 -                Property and Equipment

Property and equipment consists of the following:

	November 30, 2013	May 31, 2013
	(Unaudited)
Office Equipment	$8,066	$6,916
Computers	4,808	4,808
	12,874	11,724
Less: Accumulated Depreciation	2,360	757
	$10,514	$10,967

Depreciation expense was $1,603 for the six months ended November 30, 2013 and $80 for the period September 6, 2012 (inception) through November 30, 2012.

NOTE 4 -                Convertible Note Payable – Related Party

Convertible note payable to the Company’s president is summarized as follows:

	November 30, 2013	May 31, 2013
	(Unaudited)
Note Payable, bearing interest at 4% per annum, and due December 31, 2015. The note is Convertible into shares of the Company’s Common stock at a conversion rate of $2 per share, subject to adjustment upon the occurrence of certain events including stock dividends, stock split or combinations and reclassifications.	$74,000	$74,000

NOTE 5 -                Loans Payable – Related Parties

Loans payable to related parties is summarized as follows:

	November 30, 2013	May 31, 2013
	(Unaudited)
Loans payable to the Company’s President and CEO. The loans are payable on demand and non-interest bearing, and are subordinated to the factor.	$209,632	$-

NOTE 6 -                Commitments and Contingencies

In July 2013 the Company entered into a three year consulting agreement with Sands Point Associates, LLC and its CEO, Robert McMullan.  The compensation for the first year is $125,000, the second year is $200,000 and the third year is $200,000.  The agreement calls for the Company to issue Mr. McMullan an aggregate of 500,000 shares of common stock of which 50,000 shares vested upon the commencement and 450,000 shares shall be subject to quarterly vesting over three years while the agreement is in full force and effect.  In addition, the consultant may be eligible for performance bonuses and calls for reimbursement of out of pocket expenses.  This consulting agreement may be terminated by either party, with or without cause, upon thirty days written notice.  The Company recorded consulting fee expense of $226,900 for the six months ended November 30, 2013 of which $100,000 was in connection with the 50,000 shares vested.  Additionally the Company issued 37,500 shares which were vested at $2 per share at November 1, 2013 for $75,000.

ROMANTIQUE LTD.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 -                Commitments and Contingencies (Continued)

On October 9, 2013 the Company entered into a four month consultant agreement with a consultant.  The consultant agreement calls for the issuance of 25,000 shares of the Company’s common stock as compensation.  The shares are to be issued under a Form S-8 Registration to be undertaken by the Company as soon as practicable.  No shares have been earned or issued under this agreement.

NOTE 7 -                 Related Party Transactions

On October 1, 2012 the Company entered into a one-year consulting agreement with Isaac Gurary, under which he was to provide certain business and corporate marketing services to the Company for an annual consulting fee of 3% of net sales during the term of the agreement.  As of November 30, 2013 the amount owed to Mr. Gurary was $78,556.  As at May 31, 2013, the Company has recorded accrued compensation to Mr. Gurary in the amount of $64,531.  These amounts are included in accounts payable and accrued expenses respectively at November 30, 2013 and May 31, 2013, respectively.  Mr. Gurary serves as the Company’s President and is a significant stockholder of the Company.

During the six months ended November 30, 2013, the Company purchased approximately 59% of its merchandise from Classique Creations LLC (“Classique”), a company that is owned by the mother of the Company’s President.

Included in accounts payable at November 30, 2013 and May 31, 2013 are amounts owed to Classique totaling $1,650,428 and $656,002, respectively.

Included in cost of sales for the six months ended November 30, 2013 are amounts attributable to Classique of approximately $1,643,000.

Payment terms to Classique are one to twelve months and the manner of settlement is cash payment.

Pursuant to the Accounts Receivable Financing Agreement (See Note 8), accounts payable to Classique totaling $500,000 are subordinated to the finance company.

The Company rents office space from a Company affiliated with the Company’s president on a month to month basis.  The agreement calls for rent at $2,060 per month.  Rent expense was $14,360 for the six months ended November 30, 2013, and $4,000 for the period September 6, 2012 (Inception) to November 30, 2012.

NOTE 8 -                Financing Agreement

On September 30, 2013 the Company entered into an Account Receivable Financing Agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”) pursuant to which Rosenthal shall provide the Company with a line of credit up to $1,000,000.  Loans made under the Accounts Receivable Financing Agreement bear interest at prime rate plus 3.5% and are subject to certain financial covenants.  As security for these loans, Rosenthal has placed liens on the Company’s accounts receivable, inventories, and all other assets.  In addition, the loans have been personally guaranteed by Yitzchok Gurary, and his parents, Mordechai Gurary and Leah Gurary.

ROMANTIQUE LTD.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8 -                Financing Agreement (Continued)

The Accounts Receivable Financing Agreement calls for the subordination of certain of the Company’s debt as follows:

Accounts Payable – Classique Creations, LLC	$500,000
Demand Loans Payable – Yitzchok Gurary	$209,000

In addition, the Company has granted Rosenthal a Landlord Subordination agreement.

In connection with the Accounts Receivable Finance Agreement, the Company has borrowed $978,480 net as of November 30, 2013.  The Accounts Receivable Financing Agreement expires September 30, 2015.

NOTE 9 -                Preferred Stock

The Company’s Board of Directors may issue shares of preferred stock in series and at the time of issuance, determine the rights, preferences and limitation of each series. The holders of preferred stock may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up of the Company before any payment is made to the holders of the common stock. Furthermore, the board of directors could issue preferred stock with voting and other rights that could adversely affect the voting power of the holders of the common stock.

NOTE 10 -              Major Suppliers

During the six months ended November 30, 2013, the Company purchased approximately $1,643,000 (approximately 59%) of its merchandise from one manufacturer that is a related party (see Note 7).

In addition, the Company purchased merchandise from 1 vendor which amounted to approximately 18% of total purchases during the six months ended November 30, 2013.

NOTE 11 -              Income Taxes

Income tax provision consists of the following:

	For the Six Months Ended November 30, 2013	For the Period September 6, 2012 (Inception) to November 30, 2012
	(Unaudited)
Current:
Federal	$57,400	$63,000
State and Local	5,500	5,000
	62,900	68,000
Deferred:
Federal (Benefit)	-	(5,000)
State and Local (Benefit)	-	(2,000)
	-	(7.000)
	$62,900	$61,000

ROMANTIQUE LTD.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 11 -              Income Taxes (Continued)

Deferred tax assets consist of the following:

	November 30, 2013	May 31, 2013
	(Unaudited)

Reserve for Bad Debts	$7,000	$7,000
Reserves for Sales Returns and Allowances	6,500	6,500
	13,500	13,500

The federal statutory income tax rate is reconciled to the effective rate as follows:

	For the Six Months Ended November 30, 2013	For the Period September 6, 2012 (Inception) to November 30, 2012
	(Unaudited)

Tax provision at Federal Statutory rate	34.0%	34.0%

State and local income taxes, net of federal tax benefit	(2.1)	1.7

Provision for bad debts and allowances for sales returns	-	(1.9)

Effective tax rate	31.9%	33.8%

Note 12 -                Subsequent Events

On December 3, 2013, Sands Point Associates, LLC, a consultant for the company, notified the company of its intent to terminate the consulting agreement dated July 26, 2013.  Pursuant to the terms of the consulting agreement, the termination took effect January 2, 2014.  There is no additional compensation due Sands Point Associates, LLC.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

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

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB No. 104), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB No. 101).  SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowance, and other adjustments are provided for in the same period the related sales are recorded.

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

General

OVERVIEW

Romantique Ltd. was incorporated on September 6, 2012, under the laws of the state of New York as Ramantique Jewelry Ltd. On October 3, 2012, we amended our certificate of incorporation to change our name to Romantique Jewelry Ltd., and on December 3, 2012, we amended our certificate of incorporation to change our name to Romantique Ltd. We began operations on October 1, 2012 by selling fashion rings, pendants, earrings and bracelets to independent retailers. In December 2012, we commenced a line of bridal (engagement) rings, featuring both settings and diamonds. We believe that we are one of the few companies selling engagement rings which include the diamonds to independent retailers. For the period September 6, 2012 (inception) to May 31, 2013, we purchased over 52% of our merchandise from Classique Creations LLC, a jewelry manufacturer owned 98% by the mother of our President, Mr. Yitzchok Gurary, and 2% by Mr. Gurary’s brother, Chaim Gurary, a shareholder of Romantique.  During the six months ended November 30, 2013, we purchased approximately 59% of our merchandise from Classique Creations, LLC.  In addition, purchases from another vendor amounted to approximately18 % of total purchases during the six months ended November 30, 2013.

Currently, we purchase approximately 59% of our merchandise (excluding stones) from Classique Creations LLC.  Our website is located at www.myromantique.com.

Description of Revenues

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

Results of Operations

Three Months Ended November 30, 2013.

Sales Revenues

For the three months ended November 30, 2013, we had net sales revenues of $ 1,525,577. These revenues arose from the sale of jewelry to various retailers.

For the three months ended November 30, 2013, our three largest customers accounted for approximately 33% of our total revenues.

Cost of Sales

Cost of Sales was $ 1,192,704 for the three months ended November 30, 2013.

Operation Expenses

General, Selling and Administrative

General, Selling and Administrative expenses were $ 166,175 for the three months ended November 30, 2013.

Officers’ Compensation

For the three months ended November 30, 2013, officers’ compensation was $6,001.

Professional and Consulting Fees

Professional and consulting fees totaled $155,530 for the quarter ended November 30, 2013.

Other Income (Expenses)

For the three months ended November 30, 2013, we had other expenses of $14,210.  These expenses were interest expenses to a related party of $740 and  accounts receivable financings of  $13,470

 Net Income (Loss)

As a result of the above, for the three months ended November 30, 2013, we had  income from operations of $5,167 and net loss of $12,743 after provision for income taxes of $3,700.  Net loss per share was $(0.00).

Six Months Ended November 30, 2013.

Sales Revenues

For the six months ended November 30, 2013, we had net sales revenues of $ 3,816,315. These revenues arose from the sale of jewelry to various retailers.

For the six months ended November 30, 2013, our three largest customers accounted for approximately 21% of our total revenues.

Cost of Sales

Cost of Sales was $2,817,163 for the six months ended November 30, 2013.

Operation Expenses
Selling, General and Administrative Expenses

Selling, General and Administrative expenses were $378,081 for the six months ended November 30, 2013.

Officers’ Compensation

For the six months ended November 30, 2013, officers’ compensation was $78,556.

Professional and Consulting Fees

Professional and consulting fees totaled $351,167 for the six months ended November 30, 2013.

Other Income (Expenses)

For the six months ended November 30, 2013, we had other expenses of $14,950.  These expenses were interest expense to a related party of $1,480 and accounts receivable financings of $13,470.

Net Income (Loss)

As a result of the above, for the six months ended November 30, 2013, we had  income from operations of $ 191,348 and net income of $113,498 after provision for income taxes of $62,900.  Net income per share was $0.01.

Liquidity and Capital Resources

Since our inception,  in addition to internally generated funds, we have been dependent on investment capital and loans as a primary source of liquidity.

At November 30, 2013, we had long term liabilities of $74,000, which represents  a  note  payable to a related party for $74,000.

On September 30, 2013 the Company entered into a financing agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”) pursuant to which Rosenthal shall provide the Company with a line of credit up to $1,000,000 (the “Accounts Receivable Financing Agreement”).  Loans made under the Accounts Receivable Financing Agreement bear interest at prime rate plus 3.5% and are subject to certain financial covenants.  As security for these loans, Rosenthal has placed liens on the Company’s accounts receivable, inventories, and all other assets.  In addition, the loans have been personally guaranteed by Yitzchok Gurary, and his parents, Mordechai Gurary and Leah Gurary.

The Accounts Receivable Financing Agreement calls for the subordination of certain of the Company’s debt as follows:

Accounts Payable – Classique Creations, LLC	$500,000
Demand Loans Payable – Yitzchok Gurary,	$209,000

In addition, the Company has granted Rosenthal a Landlord Subordination agreement.

In connection with the Accounts Receivable Financing Agreement, the Company has borrowed approximately $978,480 net as of November 30, 2013.  The Accounts Receivable Financing Agreement expires September 30, 2015.

At November 30, 2013 we had working capital of $1,108,867.
As of November 30, 2013, we had $26,793 in cash and cash equivalents.

Cash Requirements

We believe that we will need additional funds to continue operations over the next twelve months and for the implementation of our plan of operation.

Off Balance Sheet Arrangements

Romantique has no off balance sheet arrangements

Recent Private Placements

In March 2013, we closed on a private offering of our securities. Pursuant to this offering, we offered a minimum of 250,000 and a maximum of 750,000 shares of common stock at $2.00 per share. We sold 353,875 shares for a total of $707,750.  Net proceeds after offering costs were $685,602. These shares were registered with the U.S. Securities and Exchange Commission in a registration statement declared effective by the Commission on October 4, 2013.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    [Removed and Reserved]

Item 5.    Other Information

On December 3, 2013, Sands Point Associates, LLC, a consultant for the company, notified the company of its intent to terminate the consulting agreement dated July 26, 2013.  Pursuant to the terms of the consulting agreement, the termination took effect January 2, 2014.  There is no additional compensation due Sands Point Associates, LLC.

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

ROMANTIQUE LTD.
(Registrant)

Date: January 20, 2014	By:	/s/ Yitzchok Gurary
Yitzchok Gurary
President, Chief Executive Officer,
Chief Financial Officer, Director