Form 10-Q
period 2014-02-28
Romantique Ltd.
filed 2014-04-11
CIK 1574097

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

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

As of April 4, 2014, there were 10,441,250 shares of the registrant’s common stock outstanding.

ROMANTIQUE LTD.

ROMANTIQUE LTD.
CONDENSED BALANCE SHEET

	February 28, 2014	May 31, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$3,622	$39,086
Accounts Receivable, Net	1,783,850	752,923
Inventories	1,313,369	1,789,394
Prepaid Expenses	200,763	32,031
Deferred Taxes	13,500	13,500
Total Current Assets	3,315,104	2,626,934
Property and Equipment, Net	9,712	10,967
Security Deposits	2,000	2,000
Total Assets	$3,326,816	$2,639,901

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,480,758	$1,679,891
Accrued Expenses	15,470	75,526
Loans Payable - Factor	745,961	-
Loans Payable – Related Parties	209,632	-
Income Tax (Benefit) Payable	-	36,600
Total Current Liabilities	2,451,821	1,792,017
Long-Term Debt:
Convertible Note Payable – Related Party	74,000	74,000
Total Liabilities	2,525,821	1,866,017

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock, $.0001 par value; 10,000,000 shares authorized, none issued and outstanding at February 28, 2014 and May 31, 2013	-	-
Common Stock, $.0001 par value; 50,000,000 shares authorized, 10,441,250 and 10,353,750 shares issued and outstanding at February 28, 2014 and May 31, 2013, respectively	1,044	1,035
Additional Paid-In Capital	845,558	685,567
Retained Earnings (Deficit)	(45,607)	87,282
Total Stockholders’ Equity	800,995	773,884
Total Liabilities and Stockholders’ Equity	$3,326,816	$2,639,901

The accompanying notes are an integral part of these financial statements.

ROMANTIQUE LTD.
CONDENSED STATEMENT OF OPERATIONS

	Three Months Ended February 28, 2014	Three Months Ended February 28, 2013	Nine Months Ended February 28, 2014	Period September 6, 2012 (Inception) to February 28, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales - Net	$789,030	$149,250	$4,605,345	$1,609,734

Costs and Expenses:
Cost of Sales	905,977	131,803	3,723,140	1,323,308
Officers’ Compensation	20,833	4,634	99,389	48,884
Professional and Consulting Fees	81,708	20,850	432,875	35,575
Selling, General and Administrative Expenses	52,625	28,450	428,882	42,956
Provision for Bad Debts	-	1,547	1,824	16,147
Total Costs and Expenses	1,061,143	187,284	4,686,110	1,466,870

Income (Loss) from Operations	(272,113)	(38,034)	(80,765)	142,864

Other Income (Expense):
Interest Expense – Related Party	(714)	(740)	(2,194)	(1,340)
Interest Expense – Accounts Receivable Financings	(31,434)	-	(44,904)	-
Total Costs and (Expenses)	(32,148)	(740)	(47,098)	(1,340)

Income (Loss) before Income Tax Provision	(304,261)	(38,774)	(127,863)	141,524

Income Tax Provision	(57,874)	(20,000)	5,026	41,000
Net Income (Loss)	(246,387)	(18,774)	(132,889)	100,524

Income (Loss) Per Common Share - Basic	$(0.02)	$(0.00)	$(0.01)	$0.01

Basic Weighted Average Shares	10,441,250	10,000,000	10,387,404	10,000,000

Income (Loss) Per Common Share – Diluted	$(0.02)	$(0.00)	$(0.01)	$0.01

Diluted Weighted Average Shares	10,441,250	10,000,000	10,387,404	10,031,062

The accompanying notes are an integral part of these financial statements.

ROMANTIQUE LTD.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2014
(Unaudited)

	Common Stock		Additional Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

Balance, June 1, 2013	10,353,750	$1,035	$685,567	$87,282	$773,884

Issuance of Common Stock for services	87,500	9	174,991	-	175,000

Offering Costs	-	-	(15,000)	-	(15,000)

Net Loss for the Nine Months Ended February 28, 2014	-	-	-	(132,889)	(132,899)

Balance, February 28, 2014	10,441,250	$1,044	$845,558	$(45,607)	$800,985

The accompanying notes are an integral part of these financial statements.

ROMANTIQUE LTD.
CONDENSED STATEMENT OF CASH FLOWS

	Nine Months Ended February 28, 2014	Period September 6, 2012 (Inception) to February 28, 2013
Cash Flows from Operating Activities:	(Unaudited)	(Unaudited)
Net Income (Loss)	$(132,889)	$100,524
Adjustments to Reconcile Net Income to Net Cash
(Used) in Operating Activities:
Depreciation	2,405	320
Common Stock Issued for Services	175,000	-
Deferred Taxes	-	(7,000)
Reserve for Doubtful Accounts and Sales Returns and Allowances	1,824	35,513
Changes in Assets and Liabilities:
Increase in Accounts Receivable	(1,032,751)	(1,007,107)
Decrease (Increase) in Inventories	476,026	(452,032)
Decrease (Increase) in Prepaid Expenses	(168,733)	(27,674)
Increase (Decrease) in Accounts Payable	(199,133)	1,221,883
Increase (Decrease) in Accrued Expenses	(60,056)	56,346
Increase (Decrease) in Income Taxes Payable	(36,600)	48,000
Net Cash (Used) in Operating Activities	(974,907)	(31,227)

Cash Flows from Investing Activities:
Capital Expenditures	(1,150)	(4,808)
Net Cash (Used) In Investing Activities	(1,150)	(4,808)

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	-	1,000
Proceeds of Convertible Note – Related Party	-	74,000
Proceeds of Loans Payable – Related Parties	354,632	-
Payments of Loans Payable – Related Parties	(145,000)	-
Payments of Offering Costs	(15,000)	(16,200)
Draws from Loans Payable – Factor	2,907,500	-
Repayments to Loans Payable – Factor	(2,161,539)	-
Net Cash (Used) In Financing Activities	940,593	58,800

Increase (Decrease) in Cash and Cash Equivalents	(35,464)	22,765

Cash and Cash Equivalents – Beginning of Period	39,086	-

Cash and Cash Equivalents – End of Period	$3,622	$22,765

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$40,808	$-
Income Taxes Paid	$27,194	$-

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

In February 2014 the Company began focusing on bridal jewelry featuring uniquely cut stones (“Unique Cushion Brilliant Cut stones”). These stones utilize an advanced cutting technique that can visually and physically increase the crown size (the top and most visible part of the stone) of similarly weighted stones by 150% to 200%. Because this unique cutting technique significantly increases the crown size of the stone while decreasing the pavilion (bottom end below the crown) of the stone which is usually not seen, these diamonds appear to be much larger than typically cut diamonds of the same weight. In addition, because our company creates each ring based on a specific stone, as each stone’s measurements and appearance is unique, the Company will design rings which accentuate a diamond’s brilliance and other positive attributes.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with a maturity of three months or less to be cash equivalents.  As of February, 2014 and 2013, the Company did not have any cash equivalents.

Inventories

Raw materials are stated at the lower of cost or market, with cost determined by specific identification for unique items (such as diamond stones, each with a particular carat weight, color, clarity and cut) and using the first-in, first-out method for generic items or styles (certain semi-mounts and fashion jewelry).  Finished goods which we fabricate are stated at the lower of cost or market, with cost determined by specific identification for each component making up the item plus direct labor and other direct fees (primarily diamond certification).

Property and Equipment

Property and equipment is carried at cost less accumulated depreciation.  Depreciation is computed by the straight-line method over the estimated useful lives of the related assets, which is five years.

ROMANTIQUE LTD.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB No. 104), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB No. 101).  SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowance, and other adjustments are provided for in the same period the related sales are recorded.  Provisions for sales returns and allowances that were netted against sales amounted to $72,045 for the nine months ended February 28, 2014 and $14,000 for the period September 6, 2012 (inception) to February 28, 2013.

Advertising Costs

Advertising costs are charged to operations when incurred.  Advertising costs during the nine months ended February 28, 2014 was $12,405.  Advertising costs incurred during the period September 6, 2012 (inception) through February 28, 2013 was $485.

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

The following provides a reconciliation of the shares used in calculating the per share amounts for the periods presented:

	Three Months Ended February 28, 2014		Three Months Ended February 28, 2013	Nine Months Ended February 28, 2014		Period September 6, 2012 (Inception) to February 28, 2013
	(Unaudited)		(Unaudited)	(Unaudited)		(Unaudited)

Numerator:
Net Income	$(246,387)		$(18,774)	$(132,889)		$100,524
Denominator:
Basic weighted-average shares	10,441,250		10,000,000	10,387,404		10,000,000
Effect of dilutive securities:
Convertible Debt1	-	2	-	-	2	31,062
Diluted weighted-average shares	10,441,250		10,000,000	10,387,404		1,031,062

Per Share Income (Loss):
Basic	$(0.02)	$(0.00)	$(0.01)	$0.01
Diluted	$(0.02)	$(0.00)	$(0.01)	$0.01

1  Convertible debt is convertible into 37,000 shares of common stock.
2  Convertible debt for the three and nine months ended February 28, 2013 is not included in the computation of diluted weighted average shares as such inclusion would be anti-dilutive.

ROMANTIQUE LTD.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

ROMANTIQUE LTD.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - Inventories

Inventories consist of the following:

	February 28, 2014	May 31, 2013
	(Unaudited)
Raw Materials	$549,128	$1,508,981
Finished Goods	764,241	280,413
Total Inventory	$1,313,369	$1,789,394

Inventories are pledged as security for the Company’s Accounts Receivable Financing Agreement (see Note 8).

NOTE 3 - Property and Equipment

Property and equipment consists of the following:

	February 28, 2014	May 31, 2013
	(Unaudited)
Office Equipment	$8,066	$6,916
Computers	4,808	4,808
	12,874	11,724
Less: Accumulated Depreciation	3,162	757
	$9,712	$10,967

Depreciation expense was $2,405 for the nine months ended February 28, 2014 and $320 for the period September 6, 2012 (inception) through February 28, 2013.

NOTE 4 - Convertible Note Payable – Related Party

Convertible note payable to the Company’s president is summarized as follows:

	February 28, 2014	May 31, 2013
	(Unaudited)
Note Payable, bearing interest at 4% per annum, and due December 31, 2015. The note is Convertible into shares of the Company’s Common stock at a conversion rate of $2 per share, subject to adjustment upon the occurrence of certain events including stock dividends, stock split or combinations and reclassifications.	$74,000	$74,000

NOTE 5 - Loans Payable – Related Parties

Loans payable to related parties is summarized as follows:

	February 28, 2014	May 31, 2013
	(Unaudited)
Loans payable to the Company’s President. The loans are payable on demand and non-interest bearing, and are subordinated to the factor.	$209,632	$-

ROMANTIQUE LTD.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - Commitments and Contingencies

On July 26, 2013 the Company entered into a three year consulting agreement with Sands Point Associates, LLC and its CEO, Robert McMullan.  Pursuant to this consulting agreement, the compensation for the first year was to be $125,000, the second year was $200,000 and the third year was $200,000.  The agreement called for the Company to issue Mr. McMullan an aggregate of 500,000 shares of common stock of which 50,000 shares vested upon the commencement and 450,000 shares shall be subject to quarterly vesting over three years while the agreement is in full force and effect.   This consulting agreement could be terminated by either party, with or without cause, upon thirty days written notice.  The Company recorded consulting fee expense of $226,900 for the nine months ended February 28, 2014 of which $100,000 was in connection with the 50,000 shares vested.  Additionally the Company issued 41,667 shares which were vested at $2 per share at November 1, 2013 for $75,000.  On December 3, 2013, Sands Point Associates, LLC, notified the Company of its intent to terminate this consulting agreement pursuant to the terms of the consulting agreement, the termination took effect January 2, 2014.  There is no additional compensation due Sands Point Associates, LLC.

On October 9, 2013 the Company entered into a four month consultant agreement with a consultant.  The consultant agreement calls for the issuance of 25,000 shares of the Company’s common stock as compensation.  The shares are to be issued under a Form S-8 Registration to be undertaken by the Company as soon as practicable.  No shares have been earned or issued under this agreement.

NOTE 7 - Related Party Transactions

On October 1, 2012 the Company entered into a one-year consulting agreement with Isaac Gurary, under which he was to provide certain business and corporate marketing services to the Company for an annual consulting fee of 3% of net sales during the term of the agreement.  As of February 28, 2014 $78,855 were owed to Mr. Gurary under this agreement.  As of May 31, 2013, the Company had recorded accrued compensation to Mr. Gurary in the amount of $65,000 and such amount was included in accrued expenses.  Mr. Gurary serves as the Company’s President and is a significant stockholder of the Company.

During the nine months ended February 28, 2014, the Company purchased approximately 68% (on average approximately 60%, the percentage among periods vary depend on the timing of bulk diamond stone purchases from non-affiliate parties) of its merchandise from Classique Creations LLC (“Classique”), a company that is owned by the mother of the Company’s President.

Included in accounts payable at February 28, 2014 and May 31, 2013 are amounts owed to Classique totaling approximately $1,202,000 and $656,000, respectively.  Payment terms to Classique are one to twelve months and the manner of settlement is cash payment.  Pursuant to the Accounts Receivable Financing Agreement (See Note 8), accounts payable to Classique totaling $500,000 are subordinated to the finance company.

The Company rents office space from a Company affiliated with the Company’s president on a month to month basis.  The agreement calls for current rent at $2,122 per month.  Rent expense was $20,602 for the nine months ended February 28, 2014, and $8,000 for the period September 6, 2012 (Inception) to February 28, 2013.

NOTE 8 - Financing Agreement

On September 30, 2013 the Company entered into an Account Receivable Financing Agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”) pursuant to which Rosenthal shall provide the Company with a line of credit up to $1,000,000.  Loans made under the Accounts Receivable Financing Agreement bear interest at prime rate plus 3.5% (for an effective average rate of 7.5% for both the three months and nine months ended February 28, 2014) and are subject to certain financial covenants.  As security for these loans, Rosenthal has placed liens on the Company’s accounts receivable, inventories, and all other assets.  In addition, the loans have been personally guaranteed by Yitzchok Gurary, and his parents, Mordechai Gurary and Leah Gurary.  In addition, the Company has granted Rosenthal a Landlord Subordination agreement.

ROMANTIQUE LTD.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Accounts Receivable Financing Agreement calls for the subordination of certain of the Company’s debt as follows:

Accounts Payable – Classique Creations, LLC	$500,000
Demand Loans Payable – Yitzchok Gurary	$209,000

In connection with the Accounts Receivable Finance Agreement, the Company has borrowed $746,000 net as of February 28, 2014.  Total draws and repayments for the nine months ended February 28, 2014 totaled $2.9 million and $2.2 million, respectively. The Accounts Receivable Financing Agreement expires September 30, 2015.

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

NOTE 10 - Major Suppliers

During the nine months ended February 28, 2014, the Company purchased approximately $2,087,000 (approximately 68%) of its merchandise from one manufacturer that is a related party (see Note 7).

In addition, the Company purchased merchandise from another vendor which amounted to approximately 29% of total purchases during the nine months ended February 28, 2014.

NOTE 11 - Income Taxes

Income tax provision consists of the following:

	Three Months Ended February 28, 2014	Three Months Ended February 28, 2013	Nine Months Ended February 28, 2014	Period September 6, 2012 (Inception) to February 28, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current:
Federal	$(57,400)	$(20,000)	$-	$43,000
State and Local	(474)	-	5,026	5,000
	(57,874)	(20,000)	5,026	48,000
Deferred:
Federal	$-	$-	$-	$(5,000)
State and Local	-	-	-	(2,000)
	-	-	-	(7,000)

	$(57,874)	$(20,000)	$5,026	$41,000

ROMANTIQUE LTD.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Deferred tax assets consist of the following:

	February 28, 2014	May 31, 2013
	(Unaudited)
Reserve for Bad Debts	$7,000	$7,000
Reserves for Sales Returns and Allowances	6,500	6,500
	$13,500	$13,500

The federal statutory income tax rate is reconciled to the effective rate as follows:

	Nine Months Ended February 28, 2014	Period September 6, 2012 (Inception) to February 28, 2013
	(Unaudited)

Tax provision at Federal Statutory rate	34.0%	34.0%
State and local income taxes, net of federal tax benefit	2.6	2.3
Stock issued for services	(23.3)	-
Other	(9.4)	-
Provision for bad debts and allowances for sales returns	-	(7.3)

Tax provision at effective tax rate	3.9%	29.0%

Note 12 - Subsequent Events

None.

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

Revenue Recognition

For revenue from product sales, the we recognize revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB No. 104), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB No. 101).  SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowance, and other adjustments are provided for in the same period the related sales are recorded.

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

General

We were incorporated on September 6, 2012, under the laws of the state of New York as Ramantique Jewelry Ltd. On October 3, 2012, we amended our certificate of incorporation to change our name to Romantique Jewelry Ltd., and on December 3, 2012, we amended our certificate of incorporation to change our name to Romantique Ltd. We began operations on October 1, 2012 by selling fashion rings, pendants, earrings and bracelets to independent retailers. In December 2012, we commenced a line of bridal (engagement) rings, featuring both settings and diamonds. We believe that we are one of the few companies selling complete engagement rings which include the center diamonds to independent retailers. For the period September 6, 2012 (inception) to May 31, 2013, we purchased approximately 60% of our merchandise from Classique Creations LLC, a jewelry manufacturer owned 98% by the mother of our President, Mr. Yitzchok Gurary, and 2% by Mr. Gurary’s brother, Chaim Gurary, a shareholder of Romantique. During the nine months ended February 28, 2014, we purchased approximately 68% of our merchandise from Classique Creations, LLC.  On average, we purchase approximately 60% of our merchandise from Classique Creations LLC.  In addition, purchases from another vendor amounted to approximately 29% of total purchases during the nine months ended February 28, 2014.

Our website is located at www.myromantique.com.

Description of Revenues

To date, most of our revenues have been generated through the sale of rings, pendants, necklaces and earrings with stones such as diamonds, rubies and emeralds (“Fashion Jewelry”).  In December 2012, we launched our line of bridal engagement rings inclusive of its diamond center stone (“Complete Rings”).

Beginning in December 2013, we began focusing on bridal jewelry featuring uniquely cut stones (“Unique Cushion Brilliant Cut stones”).  Given production lead times for this new design, our first sales of this line of bridal jewelry began in the last two weeks of February 2014.  These stones utilize an advanced cutting technique that can visually and physically increase the crown size (the top and most visible part of the stone) of similarly weighted stones by 150% to 200%. Because this unique cutting technique significantly increases the crown size of the stone while decreasing the pavilion (bottom end below the crown) of the stone which is usually not seen, our diamonds appear to be much larger than typically cut diamonds of the same weight. In addition, because our company creates each ring based on a specific stone, as each stone’s measurements and appearance is unique, we are able to design rings which accentuate a diamond’s brilliance and other positive attributes.  We believe that our new line of bridal jewelry featuring uniquely cut stones will appeal to both retailers and customers due to their perceived size, quality, cost and value.

Our plan is to expand our bridal ring sales, predominately in the new style of Unique Cushion Brilliant Cut stones, which we believe are less seasonal and less subject to economic downturn.

Our Unique Cushion Brilliant Cut Rings and Complete Rings, including both stone and setting, and, using our managements’ experience in the jewelry industry, create rings that show the stone’s to their best advantage, i.e. accentuating their brilliance and hiding their imperfections.  We generally have all our Unique Cushion Brilliant Cut stones certified by one of the major recognized international gemological laboratories for carat, color, clarity and cut as a Cushion Brilliant stone.

Romantique markets its line of engagement rings to independent jewelers. Our target market is jewelers with between $750,000 and $5,000,000 in annual sales. We offer engagement rings that will generally retail between $5,000 and $10,000. We believe that by selling Romantique rings, independent jewelers will be able to compete with jewelry chain stores which sell rings in this price range. We have designed our rings to have a sophisticated look, which we believe customers will find appealing.

Currently, most independent jewelers purchase center stones and settings separately. We believe that providing independent jewelers a complete ring allows such jewelers to increase their profit margins by providing efficiencies in the supply chain (fewer middlemen) and timing of manufacture and delivery of a fully finished product. In addition, providing jewelers with both center stone and setting allows us to maintain control of both the design and manufacturing process – leading to a maximally designed, high quality engagement ring accentuating the best attributes of both stone and setting.

Our sales are comprised of primarily three major products:  our Unique Cushion Brilliant Cut Rings, Complete Rings and Fashion Jewelry.  We may also on occasion sell loose stone inventory.  A breakdown of sales for the three and nine months ended February 28, 2014 follows:

	Three Months Ended February 28, 2014	Nine Months Ended February 28, 2014
Unique Cushion Brilliant Cut Rings	19%	4%
Complete Rings	38%	55%
Fashion Jewelry	15%	36%
Loose Stones	28%	5%

Sales for the three months ended February 28, 2013 and September 6, 2012 (inception) to February 28, 2013 were 100% Fashion Jewelry.

 Employees

We currently have five (5) full time employees.

Results of Operations

Sales Revenues

For the three months ended February 28, 2014, we had net sales revenues of $789,000, a 530% increase from $149,000 of net sales for the three months ended February 28, 2013. These revenues arose from the sale of jewelry to various retailers.  However, for the three months ended February 28, 2014, net sales declined by approximately 48% relative to the prior quarter.  This decline is attributable primarily to  wholesale jewelry industry norms where  the third quarter (December to February) is typically the lowest sales quarter of the year (retail jewelers typically stock up for the holidays in the prior two quarters), as well as the impact of unusually adverse weather during the quarter which, in some cases, limited access to retailers or salesperson visits.

For the nine months ended February 28, 2014, we had net sales revenues of $4,605,000, a 286% increase from $1,610,000 of net sales for the period September 6, 2012 (inception) to February 28, 2013. These revenues arose from the sale of jewelry to various retailers.  During the period September 6, 2012 (inception) to February 28, 2013 the Company was in start-up phase and thus had less sales volume.  In addition, the increase in sales performance is due to the change in focus from Fashion Jewelry sales to Complete Rings and, to a lesser extent, the recent emphasis on Unique Cushion Brilliant Cut Rings which has just recently become the focus of our sales efforts.

In addition, at the beginning of the quarter ended February 28, 2014, we began to transition our inventory into a new focus of bridal jewelry featuring Unique Cushion Brilliant Cut stones. These stones utilize an advanced cutting technique that can visually and physically increase the crown size (the top and most visible part of the stone) of similarly weighted stones by 150% to 200%.  Because this unique cutting technique significantly increases the crown size of the stone while decreasing the pavilion (bottom end below the crown) of the stone which is usually not seen, our diamonds appear to be much larger than typically cut diamonds of the same weight.  The lead time to source, design and fabricate the raw materials for this new style of inventory impacted sales for both the three and nine months ended February 28, 2014 in that during the transition period new inventory was being fabricated and, as a result, inventory on-hand for sale was limited.  We expect future sales of complete engagement rings will predominately come from this new style of uniquely cut stones.

Our three largest customers frequently vary from period to period. For the three and nine months ended February 28, 2014, our three largest customers accounted for approximately 53% and 18% of our total revenues, respectively.  For the three months ended February 28, 2013 and for the period September 6, 2012 (inception) to February 28, 2013, our three largest customers accounted for approximately 49% and 35% of our total revenues, respectively.

Cost of Sales

Cost of Sales was $906,000 for the three months ended February 28, 2014 increased from $132,000 for the three months ended February 28, 2013 primarily due to higher sales volume at higher margins during the year-to-date current period.  A loss on sales (Net Sales less Cost of Goods Sold) of $117,000 for the three months ended February 28, 2014 was due primarily to adjustments due to sales returns of primarily non-engagement ring sales and sale of certain inventory no longer used in production at cost or below cost, in addition to cost adjustments from a physical inventory count at quarter-end.

Cost of Sales was $3,723,000 for the nine months ended February 28, 2014 and $1,323,000 for the period September 6, 2012 (inception) to February 28, 2013 primarily due to higher sales volume during the year-to-date current period.  Gross margins for the nine months period ended February 28, 2014 and period September 6, 2012 (inception) to February 28, 2013 were approximately 19% and 18%, respectively.  Gross margins for the current year to date period increased slightly due to less of a focus on Fashion Jewelry sales offset by adjustments due to sales returns of primarily non-engagement ring sales and sale of certain inventory no longer used in production at cost or below cost in addition to cost adjustments from a physical inventory count during the third quarter.

Operation Expenses

General, Selling and Administrative

General, Selling and Administrative expenses were approximately $53,000 for the three months ended February 28, 2014.  This 89 % increase from approximately $28,000 for the three months ended February 28, 2013 is primarily related to increased payroll costs, as the number of employees increased from two to five.

General, Selling and Administrative expenses were approximately $429,000 for the nine months ended February 28, 2014 and $43,000 for the period September 6, 2012 (inception) to February 28, 2013.  Besides the fewer days of operations relative to the prior year, the increase in such expenses primarily relate to personnel costs (approximately $187,000), sales commissions (approximately $110,000), shows and advertising (approximately $38,000) and rent (approximately $12,000).

Officers’ Compensation

For the three months ended February 28, 2014, officers’ compensation was approximately $21,000 as compared to approximately $5,000 for the three months ended February 28, 2013.  For the nine months ended February 28, 2014, officers’ compensation was approximately $99,000 as compared to approximately $49,000 for the period September 6, 2012 (inception) to February 28, 2013.  Officers’ compensation increased in each of the three and nine months ended February 28, 2014 in part due to the hiring of the Company’s CEO.

 Professional and Consulting Fees

Professional and Consulting fees were approximately $82,000 for the three months ended February 28, 2014 an increase of $61,000 from approximately $21,000 for the three months ended February 28, 2013.  The increase is attributable to increased professional services related to marketing, legal and accounting fees, mostly related to increased services due to the Company’s growth and public company infrastructure.

Professional and Consulting fees were approximately $432,000 for the nine months ended February 28, 2014 and $36,000 for the period September 6, 2012 (inception) to February 28, 2013.  Besides the fewer days of operations relative to the prior year, approximately $242,000 of the increase is related to consulting services prior to our employment of executive management and operational staff. In addition to increased professional services related to marketing, legal and accounting fees, mostly related to increased services due to the Company’s growth and public company infrastructure.

Other Income (Expenses)

For the three and nine months ended February 28, 2014, we had other expenses of $32,000 and $47,000, respectively.  These expenses were primarily related to interest expenses on accounts receivable financings of $31,000 and $45,000 for the three and nine months ended February 28, 2014, respectively.  The amount of interest expense is dependent primarily on the interest rate charged and the average outstanding balance.  For the three and nine months ended February 28, 2014, the average outstanding balances on accounts receivable financings were $796,000 and $791,000, respectively and, for both periods, the interest rate was 7.5%.

 Net Income (Loss)

As a result of the above, for the three months ended February 28, 2014, we had a net loss of $246,000 after a reversal in the provision for income taxes of $57,874.  Net loss per share was $(0.02).  For the nine months ended February 28, 2014, we had a net loss of $133,000 after a provision for income taxes of $5,000.  Net loss per share was $(0.01).

Liquidity and Capital Resources

Since our inception, in addition to internally generated funds, we have been dependent on investment capital and loans as a primary source of liquidity.

At February 28, 2014, we had long term liabilities of $74,000, which represents a note payable to a related party for $74,000.

On September 30, 2013 the Company entered into a financing agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”) pursuant to which Rosenthal shall provide the Company with a line of credit up to $1,000,000 (the “Accounts Receivable Financing Agreement”).  Loans made under the Accounts Receivable Financing Agreement bear interest at prime rate plus 3.5% (effective average rate of 7.5% for both the three months and nine months ended February 28, 2014) and are subject to certain financial covenants.  As security for these loans, Rosenthal has placed liens on the Company’s accounts receivable, inventories, and all other assets.  In addition, the loans have been personally guaranteed by Yitzchok Gurary, and his parents, Mordechai Gurary and Leah Gurary.

The Accounts Receivable Financing Agreement calls for the subordination of certain of the Company’s debt as follows:

Accounts Payable – Classique Creations, LLC	$500,000
Demand Loans Payable – Yitzchok Gurary	$209,000

In addition, the Company has granted Rosenthal a Landlord Subordination agreement.

In connection with the Accounts Receivable Financing Agreement, the Company has borrowed approximately $746,000 as of February 28, 2014.  The Accounts Receivable Financing Agreement expires September 30, 2015.

At February 28, 2014 we had working capital of $863,000.  As of February 28, 2014, we had $3,600 in cash and cash equivalents.

Cash Requirements

We believe that we will need additional funds to continue operations over the next twelve months and for the implementation of our plan of operation.

Off Balance Sheet Arrangements

Romantique has no off balance sheet arrangements

Recent Private Placements

In March 2013, we closed on a private offering of our securities. Pursuant to this offering, we offered a minimum of 250,000 and a maximum of 750,000 shares of common stock at $2.00 per share. We sold 353,875 shares for a total of $707,750.  Net proceeds after offering costs were $685,602. These shares were registered with the U.S. Securities and Exchange Commission in a registration statement declared effective by the Commission on October 4, 2013.  On March 3, 2014 Romantique Ltd. closed on this offering of 353,875 shares of Common Stock offered by certain selling shareholders and, pursuant to this offering, a total of 263,200 shares were sold.

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

Item 1A.Risk Factors

None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    [Removed and Reserved]

Item 5.    Other Information

None.

Item 6.    Exhibits

The following exhibits are filed as a part of this Form 10-Q (a) Exhibits required by Item 601 of Regulation S-K.

Number	Description

(31)	Section 302 Certification

31.1	Certification of Principal Executive Officer Rule 13a-14(a) pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934.

31.1	Certification of Principal Financial Officer Rule 13a-14(a) pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934.

(32)	Section 906 Certification

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROMANTIQUE LTD.
(Registrant)

Date: April 11, 2014	By:	/s/ Michael Wirth
Michael Wirth
Chief Executive Officer,