Form 10-K
period 2014-05-31
Maiden Lane Jewelry, Ltd.
filed 2014-09-04
CIK 1574097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File No. 000-54990

Maiden Lane Jewelry, Ltd.

(Exact name of registrant as specified in its charter)

New York	3911	46-0956015
(State or Other Jurisdiction	(Primary Standard Industrial	(I.R.S. Employer
of Incorporation or Organization)	Classification Number)	Identification No.)

64 West 48th Street, Suite 1107, New York, New York 10036

(Address of Principal Executive Offices) (Zip Code)

(212) 840-8477

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.01 per share	OTC Markets

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2014 was approximately $7.7 million based upon a closing price of $3.06 reported for such date by OTC Markets. Common shares held by each executive officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of common stock of the registrant as of July 31, 2014 was 10,466,250.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2014 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year-end are incorporated by reference into Part III of this report.

NOTE ABOUT REFERENCES TO MAIDEN LANE JEWELRY, LTD.TM

In this Annual Report on Form 10-K (this “Annual Report”), the “Company”, “Maiden Lane”, “we”, “us” and “our” refer to Maiden Lane Jewelry, Ltd.TM unless the context otherwise requires.

NOTE ABOUT TRADEMARKS

Maiden Lane Jewelry, Ltd.TM, our logo and other trademarks of Maiden Lane Jewelry, Ltd. (including “Aspiri”TM) are the property of Maiden Lane Jewelry, Ltd. All other trademarks or trade names referred to in this Annual Report are the property of their respective owners.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report includes forward-looking statements. The matters discussed in this Annual Report, as well as in future oral and written statements by management of Maiden Lane that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words, although not all forward-looking statements include these words. Important assumptions include our ability to originate new investments, achieve certain margins and levels of profitability, the availability of additional capital, and the ability to maintain certain debt to asset ratios. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report should not be regarded as a representation by us that our plans or objectives will be achieved. The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results or those anticipated or predicted by these forward-looking statements:

•	our future operating results;
•	our ability to implement our business strategy in a timely and effective manner;
•	our business prospects and the prospects of our existing and prospective products, production and sales;
•	fluctuations in raw materials prices;
•	the return or impact of current and future capital investments, public relations and other items that may impact our sales and profitability;
•	our contractual arrangements and other relationships with third parties;
•	our reliance on a limited number of suppliers;
•	the reliance of our business on limited production facilities;
•	the dependence of our future success on the general economy and its impact on the jewelry and retail industries in which we participate;
•	loss of significant customers or customer relationships;
•	competitive factors and pressures;
•	the financial condition and our ability to achieve our financial and operational objectives;
•	our substantial indebtedness and our ability to service the indebtedness;
•	our expected financings and sources of capital;
•	the impact of changes in applicable law and regulations, including legislation and tax treatment;
•	the adequacy of our cash resources and working capital and timing of cash flows;
•	the impact of a decline in the liquidity of credit markets on our business;
•	the impact of fluctuations in interest rates on our business;
•	control by our shareholders; and
•	market conditions and our ability to access additional capital.

We caution you not to place undue reliance on these forward-looking statements, and any such forward-looking statements are qualified in their entirety by reference to the following cautionary statements. All forward-looking statements speak only as of the date they are made, are based on current expectations and involve a number of assumptions, risks and uncertainties that could cause the actual results to differ materially from such forward-looking statements. We undertake no obligation to update publicly or revise any forward-looking statements in light of new information, future events or otherwise, except as required by law. Comparisons of results for current and prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

For a discussion of factors that could cause our actual results to differ from forward-looking statements contained in this Annual Report, please see the discussion under “Risk Factors” in Item 1A. You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Annual Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this Annual Report unless required by law.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We therefore file periodic reports and other information with the Securities and Exchange Commission (“SEC”). We make available free of charge on our Internet website at http://www.MaidenLaneLtd.com our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act that are filed with the SEC. These reports are available as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. From time to time, we may use our Internet website as a channel of distribution of material company information. Financial and other material information regarding us is routinely posted on our website and is readily accessible. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Furthermore, the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The reference to our website address does not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document. In addition, the SEC maintains an Internet site at http://www.sec.gov that contains periodic reports and other information regarding issuers that file electronically.

PART I

Item 1. Business

General

We were incorporated on September 6, 2012, under the laws of the state of New York as Ramantique Jewelry Ltd. On October 3, 2012, we amended our certificate of incorporation to change our name to Romantique Jewelry Ltd., and on December 3, 2012, we amended our certificate of incorporation to change our name to Romantique Ltd. In connection with recent branding efforts, on May 27, 2014, we amended our certificate of incorporation to change our name to Maiden Lane Jewelry, Ltd.

We began operations on October 1, 2012 by selling fashion rings, pendants, earrings and bracelets to independent retailers. In December 2012, we commenced a line of bridal engagement rings (“engagement rings”), featuring both settings and diamonds. Currently, most independent retailers in the jewelry industry purchase engagement rings, in two steps: purchasing the setting from one party and the stone from another. We believe that we are one of the few companies selling complete engagement rings which include the center diamonds to independent retailers.

We currently purchase the diamonds we use in our jewelry from select diamond cutters and we purchase the bridal jewelry, exclusive of the center diamond, from Classique Creations LLC, (“Classique”) a jewelry manufacturer owned 98% by the mother of our President, Mr. Yitzchok Gurary, and 2% by Mr. Gurary’s brother, Chaim Gurary, a shareholder of the Company. For the period September 6, 2012 (inception) to May 31, 2013, we purchased approximately 52% of our merchandise from Classique. During the year ended May 31, 2014, we purchased approximately 63% of our merchandise from Classique.  Currently, we purchase approximately 29% of our merchandise from Classique.  In addition, purchases from another vendor amounted to approximately 35% of total purchases during the year ended May 31, 2014.

Emerging Growth Company

We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements. In addition, Section 107 of the Jumpstart Our Business Startups Act (“JOBS Act”) also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.

We will remain an “emerging growth company” for up to five years although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30.

To the extent that we continue to qualify as a “smaller reporting company”, as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an emerging growth company may continue to be available to us as a smaller reporting company, including: (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act; (2) scaled executive compensation disclosures; and (3) the requirement to provide only two years of audited financial statements, instead of three years.

Our Corporate Information

Our principal executive offices are located at 64 West 48th Street, Suite 1107, New York, New York 10036, and our telephone number is (212) 840-8477. We maintain a website on the Internet at http://www.MaidenLaneLtd.com. The information contained in our website is not incorporated by reference into this Annual Report. We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934 (the “Exchange Act”). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

Competition

While we began our business selling various types of jewelry, we have begun to focus on bridal jewelry. In December 2013, we began focusing production on bridal jewelry featuring uniquely cut diamonds that utilize an advance cutting technique that visually and physically increases the crown size (the top and most visible part of the diamond) of similarly weighted diamonds by at least 125%. Because this unique cutting technique significantly increases the crown size of the diamond while decreasing the pavilion (bottom end below the crown) of the stone which is usually not seen, our diamonds appear to be much larger than traditionally cut diamonds of the same weight. In addition, because our company creates each ring based on a specific diamond, as each stone’s measurements and appearance is unique, we are able to design rings which accentuate a diamond’s brilliance and other positive attributes. We believe that our new line of bridal jewelry featuring uniquely cut diamonds will appeal to both retailers and customers due to their perceived size, quality, cost and value.

As part of a major sales roll-out for this new product during our upcoming fiscal year, in May of 2014, we branded and began marketing such uniquely cut diamonds as the AspiriTM (“Aspiri”) cut diamond. Our plan is to expand our bridal sales, predominately in the new style of uniquely cut stones, which we believe are less seasonal and less subject to economic downturn. In addition, in June 2014, we began to broaden the collection of Aspiri product to include pendants and earrings. We believe that there are competitive barriers to entry for the Aspiri product, including the sourcing of rough diamonds, cutting technique and limitations on mass production (as each stone and engagement ring mounting is unique). The creation of an Aspiri cut diamond does not lend itself to mass production whereby approximately 92% of diamonds are cut and polished by lower cost, high volume Asian and Russian crafters which rely primarily on the manufacture of similar and common cuts rather than the careful evaluation and cutting tailored to the unique attributes of each stone. Instead, the rough for each diamond is carefully evaluated and uniquely cut whereby the dimensions, faceting and other factors are taken into consideration to maximize an increase in face coverage of the diamond while maintaining its brilliance.

Currently, warehouse discounters and chain stores such as Wal-Mart, Costco, Zales and Kay Jewelers sell complete products to customers, while the vast majority of small retailers sell center stones and settings as separate items to be paired for final sale. Since December 2012, we have focused our business on selling complete bridal rings (stone and setting) to independent retailers and with the addition of our Aspiri line, we believe that Maiden Lane’s business model changes the paradigm and allows independent retailers the opportunity to compete with larger jewelry retailers. We believe that providing independent jewelers a complete ring allows such jewelers to increase their profit margins by providing efficiencies in the supply chain (fewer middlemen) and timing of manufacture and delivery of a fully finished product. In addition, providing jewelers with both center stone and setting allows us to maintain control of both the design and manufacturing process – leading to a maximally designed, high quality engagement ring accentuating the best attributes of both stone and setting.

Employees

As of May 31, 2014, we had 6 full-time employees. Generally, our sales representatives are paid on a commission basis.

Item 1a. Risk Factors

RISK FACTORS RELATING TO OUR COMPANY

If we fail to implement our business strategy, our business, financial condition and results of operations could be materially and adversely affected.

Our future financial performance and success are dependent in large part upon our ability to implement our business strategy successfully. Our business strategy envisions several initiatives, including branding, marketing and selling efforts to drive growth, moving into new product and service offerings and geographies, enhancing our core product and service offerings and continuing to improve operating efficiencies and asset utilization. We may not be able to implement our business strategy successfully or achieve the benefits of our business plan. If we are unable to do so, our long-term growth and profitability may be adversely affected. Even if we are able to implement some or all of the initiatives of our business plan successfully, our operating results may not improve to the extent we expect, or at all.

Implementation of our business strategy could also be affected by a number of factors beyond our control, such as increased competition, changes in demand and buying habits, legal and regulatory developments, economic conditions, and the credit and capital markets environment, developments within the primary industry we serve and increased operating costs or expenses. In addition, to the extent we have misjudged the nature and extent of industry trends or our competition, we may have difficulty achieving our strategic objectives. We may also decide to alter or discontinue certain aspects of our business strategy at any time. Any failure to successfully implement our business strategy may adversely affect our business, results of operations, cash flows and financial condition and thus our ability to service our indebtedness.

Our viability, growth and profitability will depend upon both raising funds and successfully marketing our products, company and website. It also depends upon our ability to purchase raw materials (primarily diamonds and precious metals), semi-mounts (engagement rings without a center stone), and certain finished goods and resell the finished product at a profit, and to develop relationships with jewelry retailers. Even if we raise necessary funds and develop such relationships, there is no guarantee that we will generate a profit.

Our new business plan depends on our new diamond cutting techniques, which, if widely replicated, would result in increased competition for the company.

In February 2014, our bridal jewelry operations began to focus on engagement rings featuring uniquely cut stones which in May 2014 we branded as an Aspiri cut diamond. These stones utilize an advanced cutting technique that requires both raw diamonds of certain characteristics and skilled expertise to effectuate the unique cut. We believe that such uniquely cut stones will be difficult to successfully replicate. If such raw diamonds and cutting techniques were to be broadly replicated, or if our sources of supply and cutters were to become scarce or broadly distributed, or if the costs of such supply or cutting became economically unfeasible, such events could have a material adverse effect on our operations and profitability.

We are subject to fluctuations in the cost and availability of raw materials and the possible loss of suppliers.

Our business is focused on the manufacture of bridal rings, which we sell to independent retailers. We purchase rings and diamonds separately, combine them into a single ring and sell the finished product to our customers. We are dependent upon the availability of raw materials to produce our products. The principal raw materials are diamonds and gold and other precious metals. The price of gold and other precious metals has been highly volatile since 2009, and we anticipate continued volatility in the price of gold for the foreseeable future driven by numerous factors, such as changes in supply and demand and investor sentiment. The volatility of metal prices has impacted, and could further impact, our jewelry sales and product lines.

The price and availability of these raw materials are affected by numerous factors beyond our control. These factors include:

•	the level of consumer demand for these materials and downstream products containing or using these materials;
•	the supply of these materials and the impact of industry consolidation, particularly overseas low labor cost markets;
•	foreign government regulation and taxes;
•	market uncertainty;
•	volatility in the capital and credit markets;
•	environmental conditions and regulations; and

•	political and global economic conditions.

Any material increase in the price of these raw materials could adversely impact our cost of sales. When these fluctuations result in significantly higher raw material costs, our operating results are adversely affected to the extent we are unable to pass on these increased costs to our customers or to the extent they materially affect customer buying habits. Therefore, significant fluctuations in prices for diamonds, gold stones and other of our critical materials could have a material adverse effect on our business, results of operations, cash flows and financial condition.

We rely on a limited number of suppliers for certain of our raw materials and outside services. Global market and economic conditions may affect our suppliers and impact their viability and their ability to fulfill their obligations to us. If access to our limited suppliers is lost or curtailed, we may not be able to secure alternative supply arrangements in a timely and cost-efficient fashion. Any failure to obtain raw materials and certain services for our business on a timely basis at an affordable cost, or any significant delays or interruptions of supply, would have a material adverse effect on our business, results of operations, cash flows and financial condition.

Our operations are not diversified and are limited to the production and sales of jewelry.

Our ability to generate revenue will depend on our success in obtaining raw materials (primarily diamonds and precious metals) and semi-mounts (engagement rings without a center stone) and the fabrication thereof into complete engagement rings, as well as our ability to sell our products at a profit and to build a network of wholesale clients. There can be no assurance that any such events will occur, that we will attain revenues from sale of our products, or that we will be able to maintain profitable operations.

We may lack the financial resources required to continue operations.

To the extent that our resources are insufficient to fund our future activities, we may need to raise additional funds through public or private financing. However, additional funding, if needed, may not be available on terms attractive to us, or at all. Our inability to raise capital when needed could have a material adverse effect on our business, operating results and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of our Company by our current shareholders would be diluted.

Until we start generating increased revenue we anticipate that a portion of our capital requirements will be met through financing and it is not certain we will be able to find financing to meet our operating requirements.

Because we are a new company, it is difficult for us to determine our monthly or annual operating expenses. Until we start generating increased revenue, and possibly even after that, we will be dependent on financing to fund our operating as well as other working capital requirements. There can be no assurance that we can raise sufficient capital to meet our future working capital needs, or that if we do, it will be on terms favorable to our company. It is not anticipated that any of the officers, directors or current shareholders of the Company will provide any significant portion of our future financing requirements.

Because we have a limited operating history on which an evaluation of our prospects can be made, we may not be able to effectively manage the demands required of a new business in the jewelry industry.

We are a new company and, to date, have a limited operating history upon which an evaluation of our prospects can be made. There can be no assurance that we will effectively execute our business plan or manage any growth or that our future operating and financial forecast will be met. Future development and operating results will depend on many factors, including access to adequate capital, the demand for our products, price competition, our ability to market our products, our success in setting up and expanding distribution channels, and whether we can control costs. Many of these factors are beyond our control. In addition, our future prospects must be considered in light of the risks, expenses, and difficulties frequently encountered in establishing a new business in the jewelry industry, which is characterized by intense competition.

We expect our operating expenses to increase, and this may affect profit margins and the market value of the company’s common stock.

Over the next twelve months, the Company expects to increase its operating expenses to expand its marketing operations and to increase inventory and production of finished goods. Such increases in operating expense levels and capital expenditures may adversely affect the Company’s operating results and profit margins, which may in turn significantly affect the market value of the Company’s Common Stock. There can be no assurance that the Company will achieve profitability or generate sufficient profits from its business operations in the future.

We may be required to make significant capital expenditures for our businesses in order to remain technologically and economically competitive.

We are required to invest capital in order to expand and update our capabilities in our businesses. We expect our capital expenditure requirements to relate primarily to growth initiatives, including branding, marketing and information technology. Changing competitive conditions that impact branding and marketing or the emergence of any significant technological advances utilized by competitors could require us to invest significant capital in order to remain competitive. If we are unable to fund any such investment, including as a result of constraints in the availability of capital, or otherwise fail to invest in branding, marketing or new technologies, our business, results of operations, cash flows and financial condition could be materially and adversely affected.

Our businesses are subject to changes arising from developments in technology and changes in consumer behavior facilitated by these developments that could render our products obsolete or reduce product consumption.

Emerging technologies, including those involving the Internet, social networking and alternative methods of content delivery, have resulted in new distribution channels and new products and services being provided that may compete with our products. As a result, our ability to compete effectively and our growth and future financial performance may depend on our ability to develop and market new products to address the new distribution channels and technologies, while enhancing existing products and distribution channels, in order to incorporate the latest technological advances and accommodate changing customer and consumer preferences and demands.

If we fail to anticipate or respond adequately to changes in technology, consumer behavior and user preferences and demands or are unable to finance the capital expenditures necessary, or develop an ability to respond to such changes, our business, results of operations, cash flows and financial condition could be materially and adversely affected.

We are dependent upon certain members of our senior management.

We are substantially dependent on the personal efforts, relationships and abilities of certain members of our senior management, including Michael Wirth, our Chief Executive Officer, and Yitzchok Gurary, President. The loss of the services of members of senior management could have a material adverse effect on our company. In particular, we are dependent on our President, Yitzchok Gurary, who has developed contacts and experience in the jewelry business, and whose affiliation with a related party provided us with merchandise with which we commenced our operations and from which we purchase a large percentage of our merchandise. In the event Mr. Gurary leaves the Company, we may lose a substantial portion of our business.  For the year ended May 31, 2014, we purchased approximately 63% of our merchandise from Classique Creations LLC, a jewelry manufacturing company owned 98% by Mr. Gurary’s mother, and 2% by his brother, Chaim Gurary, a shareholder of Romantique. If Mr. Gurary were to leave the company, there is no guarantee that Classique Creations LLC would continue to sell us merchandise or that we would be able to purchase merchandise from another manufacturer on similar terms.

Our two largest shareholders own approximately 76% of the controlling interest in our voting stock, and, as a result, investors would not have any voice in our management, which could result in decisions adverse to our general shareholders.

Our two largest shareholders beneficially have the right to vote approximately 76% of our outstanding Common Stock. As a result, these shareholders would have the ability to control substantially all matters submitted to our shareholders for approval including:

•	election of our board of directors;
•	removal of any of our directors;
•	amendment of our Articles of Incorporation or bylaws; and
•	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of their ownership and positions, these two shareholders have the ability to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.

Current economic conditions may prevent us from generating increasing revenue.

Our business and operating results can be affected by global economic conditions and, in particular, conditions in our customers’ and suppliers’ businesses and the market segments they serve. Broad and industry economic conditions affect the demand for certain of our products and raw materials. As a result of uncertainty about global economic conditions, including factors such as unemployment, bankruptcies, financial market volatility, sovereign debt issues, government budget deficits and other factors which continue to affect the global economy, our customers and suppliers may experience deterioration of their businesses, suffer cash flow shortages or file for bankruptcy. In turn, existing or potential customers may delay or decline to purchase our products, and our suppliers and customers may not be able to fulfill their obligations to us in a timely fashion.

Although our primary focus is on bridal engagement rings, and the timing of marriages is generally less susceptible to economic conditions, customers may view the purchase of certain of our products, including pendants, earrings and other fashion jewelry, as discretionary. A reduction in consumer discretionary spending or disposable income and/or adverse trends in the general economy (and consumer perceptions of those trends) may affect us more significantly than other industries as consumers may be less likely to purchase non-essential goods such as jewelry. In addition, customer difficulties could result in increases in bad debt write-offs and increases to our allowance for doubtful accounts receivable. Further, our suppliers may experience similar conditions as our customers, which may impact their viability and their ability to fulfill their obligations to us. Negative changes in the economy, including as a result of political actions or inactions, a slow economic recovery or a prolonged period of uncertainty in the economic environment, could materially adversely affect our business, results of operations, cash flows and financial condition.

In addition, as a result of the economic downturn in the United States, credit and private financing is becoming difficult to obtain at reasonable rates, if at all. We may be required to obtain additional funding from other sources, including loans and/or private financings. If we are unable to achieve such capital infusions on reasonable terms, if at all, our operations may be negatively affected.

Because we are significantly smaller than the majority of our competitors we may lack the financial resources needed to capture market share.

We face competition in our businesses from a number of companies, some of which have substantial financial and other resources. The market in which we operate is dominated by much larger firms with established brand names and distribution channels, and our success is dependent upon interest in and awareness of our products by both retailers and the general public. It may be difficult or impossible for us to achieve such acceptance of our products. In addition, our competitors are more financially stable than we are, and because they have greater volume, can work with smaller profit margins than we may be able to.  Moreover, even if we successfully bring our products to market ahead of our projected competitors, established competitors could quickly bring products to market that would compete.

It is possible that certain of our competitors may be able to adapt more quickly to new or emerging technologies and changes in customer preferences or to devote greater resources to the promotion and sale of their products than we can. We expect to meet significant competition from existing competitors with entrenched positions as well as from new entrants and channels of competition, both with respect to our existing product and service lines and new products and services. Further, competitors might expand their product or service offerings, either through internal product development or acquisitions of our direct competitors. These competitors could introduce products or establish prices for their products or services in a manner that could adversely affect our ability to compete or could otherwise result in downward pressure on pricing. To maintain a competitive advantage, we may need to increase our investment in product and service development, manufacturing capabilities and sales, branding and marketing and will need to continue to improve our cost structure and operating efficiencies. Increases in competition could have a material and adverse effect on our business, results of operations, cash flows and financial condition.

Because of our limited operating history, we may lack the ability to recruit suitable candidates for employment, or to attract them to the company should they be identified.

Because our revenues and operating history have been limited to date, we may have difficulty attracting potential employees. In addition, we may be dependent upon skills of individuals with whom we may have little familiarity, and who may not perform as expected.

Our acquisition strategies may not be successful.

As part of our growth strategy, we intend to acquire additional companies in the jewelry industry.  Such acquisitions may pose substantial risks to our business, financial condition, and results of operations. In pursuing acquisitions, we will compete with other companies, many of which have greater financial and other resources to acquire attractive companies and assets. Even if we are successful in acquiring additional companies, some of the companies may not produce revenues at anticipated levels or within specified time periods. There is no assurance that we will be able to successfully integrate acquired companies, which could result in substantial costs and delays or other operational, technical or financial problems. Further, acquisitions could disrupt ongoing business operations. If any of these events occur, it would have a material adverse effect upon our operations and results from operations.

Acquisitions and dispositions could involve a number of risks and present financial, managerial and operational challenges, including:

•	adverse developments with respect to our results of operations as a result of an acquisition which may require us to incur charges and/or substantial debt or liabilities;
•	disruption of our ongoing business and diversion of resources and management attention from existing businesses and strategic matters;
•	difficulty with assimilation and integration of operations, technologies, products, personnel or financial or other systems;
•	increased expenses, including compensation expenses resulting from newly hired employees and/or workforce integration and restructuring;
•	disruptions in relationships with current and new personnel, customers and suppliers;
•	integration challenges related to implementing or improving internal controls, procedures and/or policies at a business that prior to the acquisition lacked the same level of controls, procedures and/or policies;
•	the assumption of certain known and unknown liabilities of the acquired business;
•	regulatory challenges or resulting delays; and potential disputes (including with respect to indemnification claims) with the buyers of disposed businesses or with the sellers of acquired businesses, technologies, services or products.

We may not be able to consummate acquisitions or dispositions on favorable terms or at all. Our ability to consummate acquisitions will be limited by our ability to identify appropriate acquisition candidates, to negotiate acceptable terms for purchase and our access to financial resources, including available cash and borrowing capacity. In addition, we could experience financial or other setbacks if we are unable to realize, or are delayed in realizing, the anticipated benefits resulting from an acquisition, if we incur greater than expected costs in achieving the anticipated benefits or if any material business that we acquire or invest in encounters problems or liabilities which we were not aware of or were more extensive than believed.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

Because we intend to structure any future acquisitions through payment of our Common Stock, a decline in the price of our stock, once it commences trading, could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise additional capital for our operations. A reduction in our ability to raise equity capital in the future would have a material adverse effect upon our business plan and operations, including our ability to continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

New York law and our articles of incorporation may protect our directors from certain types of lawsuits.

New York law provides that our officers and directors will not be liable to us or our stockholders for monetary damages for all but certain types of conduct as officers and directors. Our Bylaws permit us broad indemnification powers to all persons against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our officers and directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require us to use our limited assets to defend our officers and directors against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

We currently purchase many of our settings from one company, which is an affiliated company and with which company we have no written contract.

For the period September 6, 2012 (inception) to May 31, 2014, we purchased 100% of our ring settings from Classique Creations LLC, a company owned 98% by the mother of the President, Yitzchok Gurary, and 2% by his brother.  If Classique Creations LLC experiences financial difficulties or refuses to sell ring settings to us or raises its prices, we would be forced to find another jewelry manufacturer to work with. There is no guarantee that other jewelry manufacturers would sell products to our company on the same terms, which could diminish our profit; nor is there a guaranty that the quality of products purchased from other third parties would be of the same quality as the products we are currently purchasing from Classique. Further, we have no written contract with Classique Creations LLC, and as a result, that company may stop supplying with jewelry or raise its prices without notice.

We are an “emerging growth company” under the Jobs Act of 2012 and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30.

Our status as an “emerging growth company” under the Jobs Act of 2012 may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it.  Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry.  If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

Our elections under the Jobs Act may result in our financial statements not being comparable with those of other publicly traded companies.

We have elected to use the extended transaction period for complying with new or revised accounting standards under § 102 (b) (1) of the JOBS Act. This election allows our company to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until these standards apply to private companies. As a result of our election, our financial statements may not be comparable to companies that comply with public company effective dates.

Our president’s involvement with another jewelry company may present a conflict of interest.

The President of Romantique, Yitzchok Gurary is also the owner of Ocappi Inc., a company which operates in a different segment of the bridal ring industry. While Romantique sells bridal rings to retail businesses and focuses on rings which primarily retail from $5,000 to $10,000, Ocappi, Inc. sells directly to its consumers exclusively through its website and focuses on high end branded or designer rings. Romantique believes that Ocappi and Romantique’s merchandise and customer base will not overlap. However, since both companies are in the jewelry business focusing on bridal rings, there is the risk that a conflict of interest will arise as a result of Mr. Gurary’s involvement in both companies. These conflicts of interest may be in allocating time, services, or sales.

RISK FACTORS RELATING TO OUR INDEBTEDNESS

Our high level of payables and indebtedness could adversely affect our cash flow and our ability to operate our business, limit our ability to react to changes in the economy or industry dynamics and prevent us from meeting our obligations with respect to our indebtedness.

As of May 31, 2014, total indebtedness under our credit facility was $826,000, a loan payable to Yitzchok Gurary, a major shareholder was $360,000 and total payables outstanding were $1.9 million including $1.5 million to Classique. Our substantial indebtedness could have important consequences. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including financial and other restrictive covenants, could result in an event of default under agreements governing our indebtedness;
•	require us to dedicate a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes;
•	limit our flexibility in planning for and reacting to changes in our businesses and in the industries in which we operate;
•	make us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
•	limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy and other purposes; and
•	place us at a disadvantage compared to our competitors who have less debt.

Any of the above listed factors could materially adversely affect our business, results of operations, cash flows and financial condition. Furthermore, our interest expense could increase if interest rates increase. If we do not have sufficient earnings to service our debt, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, none of which we can guarantee we will be able to do.

In addition, we may be able to incur significant additional indebtedness in the future. For example, we may seek to obtain additional loans under another secured credit facility, or a new term facility, or other form of senior or junior debt financing. Current and potential future debt financings may contain restrictions on the incurrence of additional indebtedness and those restrictions may be subject to a number of important qualifications and exceptions, and under certain circumstances, the indebtedness incurred in compliance with those restrictions could be substantial. Restrictive covenants in our debt instruments, current and in the future, may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions. Failure to comply with these covenants may result in the acceleration of our indebtedness. To the extent we incur additional indebtedness, the risks described above will increase.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could harm our business, results of operations, cash flows and financial condition.

Our ability to make required interest payments and payments with respect to the principal amount of our debt obligations primarily depends upon our future operating performance. As a result, prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to make these payments. Economic weakness and uncertainty, including decreases in spending by or changes in buying habits of the customers we serve, may significantly impact our ability to generate funds from operation.

If we do not generate sufficient cash flow from operations to satisfy our debt service obligations, we may have to undertake alternative financing plans, such as refinancing our indebtedness, selling assets, reducing or delaying capital investments or seeking to raise additional capital. Our ability to refinance our debt or undertake alternative financing plans will depend on the credit markets and our financial condition at such time. Any refinancing of our debt could be on less favorable terms, including being subject to higher interest rates. In addition, the terms of our existing or future debt instruments may restrict certain of our alternatives. Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect, which could be material, on our business, results of operations, cash flows and financial condition, as well as on our ability to satisfy our obligations in respect of our indebtedness.

RISKS RELATING TO OUR COMMON SHARES

Our stock is listed but not heavily traded and therefore, your investment may remain illiquid.

Our stock is currently listed on the Over-the-Counter Bulletin Board under the symbol MDLN. In the event a robust trading market is not established for our stock, shares of our common stock will remain relatively illiquid.

Our share price and volumes may be volatile and may fluctuate substantially.

The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	price and volume fluctuations in the overall stock market from time to time;
•	significant volatility in the market price and trading volume of securities of other companies in our sector and those in the retail industry, which are not necessarily related to the operating performance of these companies;
•	our inability to deploy or invest our capital;
•	fluctuations in interest rates;
•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•	operating performance of companies comparable to us;
•	changes in regulatory policies or tax rules;
•	changes in earnings or variations in operating results;
•	fluctuations in the value of raw materials, particular diamonds and precious metals;
•	general economic conditions and trends; and
•	departure of key personnel.

We may, in the future, issue additional common shares, which would reduce investors' ownership percentage in the company, and may dilute our share value.

Our Articles of Incorporation authorize the issuance of 50,000,000 shares of Common Stock. The future issuance of Common Stock may result in substantial dilution in the percentage of our Common Stock held by our then-existing shareholders. We may value any Common Stock issued in the future on an arbitrary basis. The issuance of Common Stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our Common Stock.

Penny stock regulation.

The Company's Common Stock may be deemed a penny stock. Penny stocks generally are equity securities with a price of less than $5.00 per share other than securities registered on certain national securities exchanges or quoted on the Nasdaq Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The Company's securities may be subject to "penny stock rules" that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the "penny stock rules" require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the "penny stock rules" may restrict the ability of broker-dealers to sell the Company's securities. The foregoing required penny stock restrictions will not apply to the Company's securities if such securities maintain a market price of $5.00 or greater. There can be no assurance that the price of the Company's securities will reach or maintain such a level.

Because we do not intend to pay any cash dividends on our common stock, our shareholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. Unless we pay dividends, our shareholders will not be able to receive a return on their shares unless they sell them. There is no assurance that shareholders will be able to sell shares when desired.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our shareholders have limited protection against interested director transactions, conflicts of interest and similar matters.

The Company does not currently have independent audit or compensation committees. As a result, our directors have the ability, among other things, to determine their own level of compensation. The Company intends to comply with all corporate governance measures relating to director independence as and when required. Until the Company complies with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave the Company’s shareholders without protections against interested director transactions or conflicts of interest. As a result, investors may be reluctant to provide the Company with funds necessary to expand its operations.

Compliance with changing regulation of corporate governance and public disclosure practices, as well as management's relative inexperience with such regulations will result in additional expenses for the company and creates a risk of non-compliance.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and related SEC regulations, have created uncertainty for public companies and have significantly increased the costs and risks associated with accessing the public markets and with public reporting. The Company’s management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies in these areas, which will lead to increased general and administrative expenses and a diversion of management time and attention away from revenue generating activities and toward compliance activities. While our Chief Executive Officer, Michael Wirth, has experience in this area, other members of managements’ relative inexperience with respect to these regulated areas may cause us to fall out of compliance with applicable regulatory requirements, which in turn could lead to enforcement action against us and have a resulting negative impact on our stock price.

Item 1b. Unresolved Staff Comments

The Company has no unresolved written comments from the staff of the SEC regarding its periodic or current reports under the Exchange Act.

Item 2. Properties

Our corporate headquarters are located at: 64 West 48th Street, Suite 1107, New York, New York 10036. We currently lease this space, on a month-to-month arrangement, from Ocappi Inc., a company affiliated with our President, Yitzchok Gurary. We do not own any real property. Management believes that its current facilities are adequate for its needs through the next twelve months, and that, should it be needed, suitable additional space will be available to accommodate expansion of the Company's operations on commercially reasonable terms, although there can be no assurance in this regard.

Item 3. Legal Proceedings

There are no material legal proceedings to which we are a party, other than ordinary routine litigation incidental to our business.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price range of common stock

The OTC-QB under the symbol “MDNL.” We became public with a registration statement effective October 4, 2013.

Our stock is not actively traded on the OTC-QB. The following table sets forth the range of high and low closing sales prices per share of our common stock as reported on The OTC Market in respect of the periods indicated. The stock quotations are interdealer quotations and do not include markups, markdowns or commissions and may not necessarily represent actual transactions.

	High	Low	Close
2014:
Fourth quarter	$5.50	$2.22	$3.01

Sales of Unregistered Securities

In March 2013, we closed on a private offering of our securities. Pursuant to this offering, we offered a minimum of 250,000 and a maximum of 750,000 shares of common stock at $2.00 per share. We sold 353,875 shares for a total of $707,750.  Net proceeds after offering costs were $685,602. These shares were registered with the U.S. Securities and Exchange Commission in a registration statement declared effective by the Commission on October 4, 2013. On March 3, 2014 Maiden Lane Jewelry, Ltd. closed on this offering of 353,875 shares of Common Stock offered by certain selling shareholders and, pursuant to this offering, a total of 263,200 shares were sold.

Holders

As of May 31, 2014, we had 10,466,250 shares of common stock outstanding held by 77 shareholders of record.

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the Board of Directors considers relevant.

Item 6. Selected Financial Data

The Company’s selected historical financial data for fiscal year ended May 31, 2014 and the Period September 6, 2012 (Inception) to May 31, 2013 have been derived from our audited historical financial statements.

The data presented below should be read in conjunction with the financial statements and related notes included herein and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended May 31, 2014	September 6, 2012 (inception) to May 31, 2013
Income Statement Data:
Net sales	$5,409,013	$2,100,778
Cost of goods sold	4,304,056	1,732,609
Gross profit	1,104,957	368,169
Selling, administrative and other expenses	1,467,168	255,707
Operating (loss) income	(362,211)	112,462
Interest expense	64,489	2,080
Provision (benefit) for income taxes	(70,840)	23,100
Net income (loss)	$(355,860)	$87,282
Per Share Data:
Earnings (loss) per share - basic	$(0.03)	$0.01
Earnings (loss) per share - diluted	(0.03)	0.01

	May 31, 2014	May 31, 2013
Balance Sheet Data:
Cash and cash equivalents	$15,269	$39,086
Accounts receivable, net	1,594,010	752,923
Inventories	2,094,929	1,789,395
Total current assets	3,854,140	2,626,934
Total assets	3,866,191	2,639,901
Total current liabilities	3,164,167	1,792,016
Long-term debt	74,000	74,000
Total liabilities	3,238,167	1,866,016
Total stockholders’ equity	628,024	773,885
Other Data:
Gross Margin	20.4%	17.5%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and related notes and other financial information appearing elsewhere in this annual report. In addition to historical information, the following discussion and other parts of this annual report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under “Item 1A. Risk Factors” and “Note About Forward-Looking Statements” appearing elsewhere in this annual report.

As used in this annual report, the terms “we”, “us”, “our”, “the Company” and “Maiden Lane” means Maiden Lane Jewelry, Ltd., unless otherwise indicated.

Overview

We are a wholesaler and manufacturer of jewelry with sales to independent retailers. Our primary sales are complete engagement rings with a focus on bridal jewelry featuring uniquely cut stones and settings. Our plan is to expand our bridal ring sales, predominately in the new style of uniquely cut stones, which we believe are less seasonal and less subject to economic downturn. Other jewelry sales include pendants, bracelets and earrings.  In connection with recent branding efforts, on May 27, 2014, we amended our certificate of incorporation to change our name from Romantique Jewelry Ltd. to Maiden Lane Jewelry, Ltd.

We began operations on October 1, 2012 by selling fashion rings, pendants, earrings and bracelets to independent retailers. In December 2012, we commenced a line of bridal engagement rings (“engagement rings”), featuring both settings and diamonds. Currently, most independent retailers in the jewelry industry purchase engagement rings, in two steps: purchasing the setting from one party and the stone from another. We believe that we are one of the few companies selling complete engagement rings which include the center diamonds to independent retailers.

Beginning in December 2013, we began focusing production on bridal jewelry featuring uniquely cut diamonds that utilize an advance cutting technique that visually and physically increases the crown size (the top and most visible part of the diamond) of similarly weighted diamonds by at least 25%. Given production lead times for this new design, our first sales of this line of bridal jewelry began in the last two weeks of February 2014. Because this unique cutting technique significantly increases the crown size of the diamond while decreasing the pavilion (bottom end below the crown) of the stone which is usually not seen, our diamonds appear to be much larger than typically cut diamonds of the same weight. In addition, because our company creates each ring based on a specific diamond, as each stone’s measurements and appearance is unique, we are able to design rings which accentuate a diamond’s brilliance and other positive attributes.

As part of a major sales roll-out for this new product during our upcoming fiscal year, in May of 2014, we branded and began marketing such uniquely cut diamonds as the AspiriTM (“Aspiri”) cut diamond. Our plan is to expand our bridal sales, predominately in the new style of uniquely cut stones, which we believe are less seasonal and less subject to economic downturn. In addition, in June 2014, we began to broaden the collection of Aspiri product to include pendants and earrings. We believe that there are competitive barriers to entry for the Aspiri product, including the sourcing of rough diamonds, cutting technique and limitations on mass production (as each stone is unique as well as the engagement ring mountings). The creation of an Aspiri cut diamond does not lend itself to mass production whereby approximately 92% of diamonds are cut and polished by lower cost, high volume Asian and Russian crafters which rely primarily on the manufacture of similar and common cuts rather than the careful evaluation and cutting tailored to the unique attributes of each stone. Instead, the rough for each diamond is carefully evaluated and uniquely cut whereby the dimensions, faceting and other factors are taken into consideration to maximize the face coverage of the diamond while maintaining its brilliance.

Our Aspiri cut engagement rings, including both stone and setting, and, using our managements’ experience in the jewelry industry, create rings that show the stone’s to their best advantage, i.e. accentuating their brilliance and hiding their imperfections. To maintain high quality standards, our manufacturing of the ring mountings and setting of stones, to date, is done in the United States. We believe that our new line of bridal jewelry featuring uniquely cut stones will appeal to both retailers and customers due to their perceived size, quality, cost and value.

Currently, warehouse discounters and chain stores such as Wal-Mart, Costco, Zales and Kay Jewelers sell complete products to customers, while the vast majority of small retailers sell center stones and settings as separate items to be paired for final sale. Since December 2012, we have focused our business on selling complete bridal rings (stone and setting) to independent retailers and with the addition of our Aspiri line, we believe that Maiden Lane’s business model changes the paradigm and allows independent retailers the opportunity to compete with larger retail jewelers. We believe that providing independent jewelers a complete ring allows such jewelers to increase their profit margins by providing efficiencies in the supply chain (fewer middlemen) and timing of manufacture and delivery of a fully finished product. In addition, providing jewelers with both center stone and setting allows us to maintain control of both the design and manufacturing process – leading to a maximally designed, high quality engagement ring accentuating the best attributes of both stone and setting.

Maiden Lane markets its line of engagement rings to independent jewelers. Our target market is jewelers with between $750,000 and $5,000,000 in annual sales. We offer engagement rings that will generally retail between $5,000 and $10,000. We believe that by selling Aspiri cut diamond rings, independent jewelers will be able to compete with jewelry chain stores which sell rings in this price range.

Emerging Growth Company

We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements. In addition, Section 107 of the Jumpstart Our Business Startups Act (“JOBS Act”) also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.

We will remain an “emerging growth company” for up to five years although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30.

To the extent that we continue to qualify as a “smaller reporting company”, as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an emerging growth company may continue to be available to us as a smaller reporting company, including: (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act; (2) scaled executive compensation disclosures; and (3) the requirement to provide only two years of audited financial statements, instead of three years.

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

Recent Accounting Pronouncements

See Note 2 to the financial statements included in this annual report, for a description of recent accounting pronouncements.

Inventory

Raw materials are stated at the lower of cost or market, with cost determined by specific identification for unique items (such as diamond stones, each with a particular carat weight, color, clarity and cut) and using the first-in, first-out method for generic items or styles (certain semi-mounts and fashion jewelry). Finished goods which we fabricate are stated at the lower of cost or market, with cost determined by specific identification for each component making up the item plus direct labor and other fees (primarily diamond certification).

At May 31, 2014 and 2013, inventories consist of the components:

	May 31, 2014	May 31, 2013

Raw Materials	$257,598	$1,508,981
Finished Goods	1,837,331	280,413
Total Inventory	$2,094,929	$1,789,394

At May 31, 2014 and 2013, inventories consist of the product mix:

	May 31, 2014	May 31, 2013

Aspiri Cut Diamond Jewelry	19%	—%
Other Engagement Rings (not Aspiri)	71	100
Fashion Jewelry	6	—
Other	4	—
Total Inventory	100%	100%

We recently began to focus our production and sales efforts on Aspiri cut diamond jewelry product line. As a result, non-Aspiri products will be reduced over time as to both a percentage of production, inventory and sales.

Inventories are pledged as security for the Company’s Accounts Receivable Financing Agreement (see Note 8 to the financial statements).

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

Description of Revenues

Prior to December 2012, most of our revenues were generated through the sale of rings, pendants, necklaces and earrings with stones such as diamonds, rubies and emeralds (“Fashion Jewelry”). In December 2012, we launched our line of bridal engagement rings inclusive of its diamond center stone (“Complete Rings”) and in February 2014, we began to sell our Aspiri cut diamond engagement ring.

Beginning in December 2013, we began focusing on bridal jewelry featuring uniquely cut stones (“Fancy Cut Rings”). These stones utilize an advanced cutting technique that visually and physically increases the crown size (the top and most visible part of the stone) of similarly weighted stones by 25% to 50%. Because this unique cutting technique significantly increases the crown size of the stone while decreasing the pavilion (bottom end below the crown) of the stone which is usually not seen, our diamonds appear to be much larger than typically cut diamonds of the same weight. In addition, because our company creates each ring based on a specific stone, as each stone’s measurements and appearance is unique, we are able to design rings which accentuate a diamond’s brilliance and other positive attributes. We believe that our new line of bridal jewelry featuring uniquely cut stones will appeal to both retailers and customers due to their perceived size, quality, cost and value.

Our plan is to expand our bridal ring sales, predominately in the new style of uniquely cut stones, which we believe are less seasonal and less subject to economic downturn.

Our sales are comprised of primarily three major products: Aspiri Cut Rings, Complete Rings and Fashion Jewelry. We may also on occasion sell loose stone inventory.

A breakdown of sales for the year ended May 31, 2014 and the period September 6, 2012 (inception) through May 31, 2013 follows:

	Year Ended	September 6, 2013 (inception) to
	May 31, 2014	May 31, 2013

Aspiri Cut Rings	17%	—
Complete Rings (not Aspiri)	45%	18%
Fashion Jewelry & Other	38%	82%

A breakdown of sales for the three months ended May 31, 2014 and 2013 follows:

	Three	Three
	Months Ended	Months Ended
	May 31,	May 31,
	2014	2013

Aspiri Cut Rings	97%	—
Complete Rings (not Aspiri)	-17%	75%
Fashion Jewelry & Other	20%	25%

The three months ended May 31, 2014 had returns of Complete Rings that were not Aspiri Cut Rings as some customers substituted such rings for Aspiri Cut Rings.

Results of Operations

The principal measure of our financial performance are sales revenues from the sale of our products to independent retailers, the related cost of sales related to such inventory and the resultant net sales. Net income is also a key measure of financial performance which further adjusts net sales by administrative expenses, professional fees, interest expense and income taxes.

Set forth below is a discussion of our results of operations for the quarter ended May 31, 2014 and the year ended May 31, 2014 and the period September 6, 2012 (inception) to May 31, 2013.

For the Year Ended May 31, 2014

Sales Revenues

For the year ended May 31, 2014, we had net sales revenues of $5.4 million a 157% increase from $2.1 million of net sales for the period September 6, 2012 (inception) to May 31, 2013. These revenues arose from the sale of jewelry to various retailers. During the period October 1, 2012, the date the Company commenced operations, to May 31, 2013 the Company was in start-up phase and thus had less sales volume. In addition, the increase in sales performance is due to the change in focus from Fashion Jewelry sales to Complete Rings and, to a lesser extent for the annual period, the recent emphasis on Aspiri cut diamond rings which became the focus of our sales efforts during the quarter ended May 31, 2014.

In December 2013, we began to transition our inventory into a new focus of bridal jewelry featuring uniquely cut stones (our AspiriTM cut diamond). These stones utilize an advanced cutting technique that visually and physically increases the crown size (the top and most visible part of the stone) of similarly weighted stones by at least 25%. Because this unique cutting technique significantly increases the crown size of the stone while decreasing the pavilion (bottom end below the crown) of the stone which is usually not seen, our diamonds appear to be much larger than typically cut diamonds of the same weight. The lead time to source, design and fabricate the raw materials for this new style of inventory impacted sales for the year ended May 31, 2014, particularly in the third and fourth quarters of 2014, in that during the transition period new inventory was being fabricated and, as a result, inventory on-hand for sale was limited. In addition, sales of Aspiri diamond rings were curtailed in April and May to allow sufficient inventory to be on hand for the industry’s major jewelry show at the end of May and early June. We expect future sales of complete engagement rings to be predominately Aspiri cut diamonds. Subsequent to year-end and through August 15, 2014, and largely as a result of the jewelry show and sales to new customers, we have had net sales totaling $1.6 million.

Our three largest customers frequently vary from period to period. For the year ended May 31, 2014, our three largest customers accounted for approximately 16% of our total revenues. For the period September 6, 2012 (inception) to May 31, 2013, our three largest customers accounted for approximately 28% of our total revenues.

Cost of Sales

Cost of sales increased to $4.3 million for the year ended May 31, 2014 from $1.7 million for the period September 6, 2012 (inception) to May 31, 2013 primarily due to a 157% increase in sales volume during the period. Gross profit for the year ended May 31, 2014 increased approximately 200% to approximately $1.1 million from approximately $370,000 for the period September 6, 2012 (inception) to May 31, 2013. Gross margins for the year ended May 31, 2014 and period September 6, 2012 (inception) to May 31, 2013 were approximately 20.4% and 17.5%, respectively. Gross margins for the current fiscal year increased relative to the prior year primarily as a result of a change in product mix. The current fiscal year had less of a focus on fashion jewelry sales which has lower gross margins and a higher focus on the sale of Complete Rings which have higher gross margins. In addition, the sale of Aspiri cut diamond rings in the last quarter of the year further increased gross margins for the year.

Operating Expenses

General, Selling and Administrative

General, Selling and Administrative expenses were approximately $615,000 for the year ended May 31, 2014 and $117,000 for the period September 6, 2012 (inception) to May 31, 2013. The increase in such expenses is related to a full year of operations for the current year, an increase in personnel costs to current staffing levels (an increase of approximately $227,000), an increase in show, advertising and promotion expense (as increase of approximately $109,000), and increased sales commissions due to increased sales (an increase of approximately $71,000).

Officers’ Compensation

For the year ended May 31, 2014, officers’ compensation was approximately $187,000 as compared to approximately $65,000 for the period September 6, 2012 (inception) to May 31, 2013. The increase in such expense is related to a full year of operations for the current year and the hiring of in-house and full-time officers during the year. Prior to the internal hiring of officers, the management of the company at the executive level was out-sourced and expensed in professional fees.

Professional and Consulting Fees

Professional and Consulting fees were approximately $659,000 for the year ended May 31, 2014 and $57,000 for the period September 6, 2012 (inception) to May 31, 2013. Besides the fewer days of operations relative to the prior year, approximately $239,000 of the increase is related to outsourced consulting services prior to our employment of executive management and operational staff, $120,000 related to professional marketing fees related to our branding efforts, and $91,000 related to product design. In addition, there were increased professional services related to legal and accounting fees, mostly related to services as a growth company.

Other Income (Expenses)

For the year ended May 31, 2014, we had other expenses of approximately $64,000; for the period September 6, 2012 (inception) to May 31, 2013 we had other expense of approximately $2,000.  These expenses were primarily related to interest expense on accounts receivable financings with balances of $826,000 as of May 31, 2014. Prior to May 31, 2013, there was no such financing facility. The amount of interest expense is dependent primarily on the interest rate charged and the average outstanding balance. For the year ended May 31, 2014, the average outstanding balances on accounts receivable financings were $859,000 and the average interest rate was 7.5%.

Net Income (Loss)

As a result of the above, for the year ended May 31, 2014, we had a loss before tax of $427,000 and net loss of $356,000 after a tax benefit for income taxes of $71,000.  Net loss per share was $0.03. For the period September 6, 2012 (inception) to May 31, 2013, we had income before tax of $110,000 and net income of $87,000 after provision for income taxes of $23,000.  Net income per share was $0.01.

For the Quarter Ended May 31, 2014

Sales Revenues

For the three months ended May 31, 2014, we had net sales revenues of $804,000 a 164% increase from $491,000 of net sales for the three months ended May 31, 2013. These revenues arose from the sale of jewelry to various retailers. For the three months ended May 31, 2014, net sales increased by approximately 2% relative to the prior quarter. This increase is attributable primarily to increased sales of our new Aspiri cut diamond engagement ring. During the quarter, inventory production was increased and sales were curtailed in April to allow sufficient inventory to be on hand for the industry’s major jewelry show at the end of May and early June. This timing increased our inventory at year end and reduced possible sales for the fiscal year. Subsequent to year-end and through August 15, 2014, and largely as a result of the jewelry show and sales to new customers, we have had net sales totaling $1.6 million.

Our three largest customers frequently vary from period to period. For the three months ended May 31, 2014 and 2013, our three largest customers accounted for approximately 33% and 32% of our total revenues, respectively.

Cost of Sales

Cost of Sales increased to $581,000 for the three months ended May 31, 2014 from $409,000 for the three months ended May 31, 2013 primarily due to a 164% increase in sales volume at higher margins during the comparative quarters.

Gross profit for the three months ended May 31, 2014 increased approximately 272% to approximately $223,000 from approximately $82,000 for the three months ended May 31, 2013. Gross margins for the three months ended May 31, 2014 and 2013 were approximately 27.7% and 16.6%, respectively. Gross margins for the three months ended May 31, 2014 relative to the three months ended May 31, 2013 increased primarily as a result of a change in product mix. The current fourth quarter had a primary focus on the sale of our new Aspiri cut diamond rings which have higher gross margins whereas the Aspiri product line was not in place for the fourth quarter of 2013 when the focus was primarily on fashion and other Complete Ring sales.

Operating Expenses

General, Selling and Administrative

General, Selling and Administrative expenses were approximately $185,000 and approximately $74,000 for the three months ended May 31, 2014 and 2013, respectively. This increase is primarily attributed to an increase in personnel costs to current staffing levels (an increase of approximately $40,000) and an increase in show, advertising and promotion expense (approximately $69,000).

Officers’ Compensation

For the three months ended May 31, 2014, officers’ compensation was approximately $63,000 as compared to approximately $16,000 for the three months ended May 31, 2013. The increase in such expense is related to the hiring of in-house and full-time officers during the year. Prior to the internal hiring of officers, the management of the company at the executive level was out-sourced and expensed in professional fees.

Professional and Consulting Fees

Professional and Consulting fees were approximately $226,000 for the three months ended May 31, 2014 an increase of $205,000 from approximately $21,000 for the three months ended May 31, 2013. The increase is attributable to increased professional services related to marketing (approximately $111,000) and product design ($25,000). In addition, there were increased professional services related to legal and accounting fees, mostly related to services as a growth company.

Other Income (Expenses)

For the three months ended May 31, 2014 and 2013, we had other expenses of approximately $17,000 and $1,000, respectively.  These expenses were primarily related to interest expenses on accounts receivable financings of $826,000 as of May 31, 2014. Prior to May 31, 2013, there was no such financing facility. The amount of interest expense is dependent primarily on the interest rate charged and the average outstanding balance. For the three months ended May 31, 2014, the average outstanding balances on accounts receivable financings were $978,000 and the average interest rate was 7.5%.

Net Income (Loss)

As a result of the above, for the three months ended May 31, 2014, we had a net loss from operations of $298,000 and net loss of $223,000 after a benefit for income taxes of $75,000.  Net loss per share was $0.02. For the three months ended May 31, 2013, we had  a net loss from operations of $31,000 and net loss of $13,000 after provision for income taxes of $18,000.  Net income per share was $0.00.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including ongoing commitments to repay borrowings, fund and maintain investments and other general business needs. We recognize the need to have funds available to purchase inventory and for operating our business. We seek to have adequate liquidity at all times to cover normal cyclical swings in funding availability and to allow us to meet irregular and unexpected funding requirements. We plan to satisfy our liquidity needs through normal operations with the goal of avoiding unplanned sales of assets or emergency borrowing of funds.

Since our inception, in addition to internally generated funds, we have been dependent on investment capital and loans as a primary source of liquidity.

At May 31, 2014, we had long term liabilities of $74,000, which represents a note payable to a related party.

On September 30, 2013 the Company entered into a financing agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”) pursuant to which Rosenthal shall provide the Company with a line of credit up to $1,000,000 (the “Accounts Receivable Financing Agreement”).  On May 23, 2014, this Accounts Receivable Financing Agreement was amended to increase the line of credit up to a maximum of $1,500,000. Loans made under the Accounts Receivable Financing Agreement bear interest at prime rate plus 3.5% (effective average rate of 7.5% for both the three months and year ended May 31, 2014) and are subject to certain financial covenants.  As security for these loans, Rosenthal has placed liens on the Company’s accounts receivable, inventories, and all other assets.  In addition, the loans have been personally guaranteed by Yitzchok Gurary, and his parents, Mordechai Gurary and Leah Gurary.

The Accounts Receivable Financing Agreement calls for the subordination of certain of the Company’s debt as follows:

Accounts Payable – Classique Creations, LLC	$500,000
Demand Loans Payable – Related Party	$210,000

In addition, the Company has granted Rosenthal a Landlord Subordination agreement.

In connection with the Accounts Receivable Financing Agreement, the Company has borrowed approximately $826,000 as of May 31, 2014.  The Accounts Receivable Financing Agreement expires September 30, 2015.

At May 31, 2014 we had working capital of $690,000. As of May 31, 2014 we had $15,000 in cash and cash equivalents.

Cash Requirements

We believe that we will need additional funds to continue operations over the next twelve months and for the implementation of our plan of operation.

Off Balance Sheet Arrangements

Maiden Lane has no off balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual cash obligations and other commercial commitments as of May 31, 2014:

	Payments Due by Period
Contractual Obligations	Total	Less than one year	1 – 3 years	3 – 5 years	More than 5 years
Account Receivable Financing Agreement	$826,000	$—	$826,000	$—	$—
Loan Payable – Related Party	$360,000	$—	$360,000	$—	$—
Convertible Note Payable – Related Party	$74,000	$—	$74,000	$—	$—

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk associated with changes in interest rates and commodity prices. Managing these risks is essential to our business. We consider our principal market risk to be fluctuations in the diamond and metal components of our inventory.

Commodity Price Risk

We are subject to market risk associated with changes in the price of precious metals. We do not enter into any hedging or other derivative contracts (such as forward contracts for the purchase of raw materials) to mitigate commodity price risk as we generally scale our production to near-term demand rather than longer-term demand projections whereby large amounts of raw material are warehoused.

Raw materials are stated at the lower of cost or market, with cost determined by specific identification for unique items (such as diamond stones, each with a particular carat weight, color, clarity and cut) and using the first-in, first-out method for generic items or styles (certain semi-mounts and fashion jewelry). Finished goods which we fabricate are stated at the lower of cost or market, with cost determined by specific identification for each component making up the item plus direct labor and other fees (primarily diamond certification).

Our manufacture of jewelry is typically for completed inventory with raw materials (individual inventory components of stones and metals) generally held to a minimum. Generally, significant increases or decreases in the market value of diamond and metal components of our inventory result in revised pricing to our customers.

Given that we do not hedge or enter into derivate contracts to address commodity price risks, we believe that such risk is immaterial as of May 31, 2014 and 2013.

Interest Rate Risk

Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net income as a result of interest expense incurred on outstanding debt.

We are subject to market risk associated with changes in the prime rate in connection with the Account Receivable Financing Agreement. If short-term interest rates or the prime rate averaged 10% more or less, interest expense would have changed by less than approximately $6,000 for the year ended May 31, 2014. For the period September 6, 2012 (inception) to May 31, 2013 this Account Receivable Financing Agreement did not exist.

We did not hold any derivative financial instruments for hedging purposes as of May 31, 2014 or 2013.

Item 8. Financial Statements and Supplementary Data

The financial statements are set forth herein commencing on page F-1 of this Report and are incorporated herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of our Chief Executive Officer and President/Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) and internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and President/Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth fiscal quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On August 4, 2014 we issued 10,604 shares of common stock at a price per share of $3.10 for marketing services rendered during the year ended May 31, 2014. This amount is shown as Common Stock to be Issued on the Company’s May 31, 2014 Balance Sheet and is reflected in professional and consulting fees in our Statement of Operations for the year ended May 31, 2014.

On August 18, 2014 and August 25, 2014 we issued $250,000 and $150,000, respectively, of unsecured, subordinated notes bearing 11% interest with 285 detachable and freely transferable warrants per $1,000 face value Note. The notes are due on the second anniversary of their issue date with warrants exercisable within ten years from their issue date at an exercise price of $3.50. The notes issued on August 25, 2014 are to an entity controlled by the brother of our president.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the information contained in our definitive proxy statement or definitive information statement to be filed with the SEC no later than 120 days after the end of our most recent fiscal year in connection with our 2014 Annual Meeting of Shareholders.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the information contained in our definitive proxy statement or definitive information statement to be filed with the SEC no later than 120 days after the end of our most recent fiscal year in connection with our 2014 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information contained in our definitive proxy statement or definitive information statement to be filed with the SEC no later than 120 days after the end of our most recent fiscal year in connection with our 2014 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information contained in our definitive proxy statement or definitive information statement to be filed with the SEC no later than 120 days after the end of our most recent fiscal year in connection with our 2014 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information contained in our definitive proxy statement or definitive information statement to be filed with the SEC no later than 120 days after the end of our most recent fiscal year in connection with our 2014 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)      Documents filed as part of this report:

For a list of the consolidated financial information included herein, see Index to the Consolidated Financial Statements on page F-1.

For a list of other exhibits included herein, see Exhibit List on page E-1.

(b)      Exhibits required by Item 601of Regulation S-K . Reference is made to the Exhibit List filed as a part of this report beginning on page E-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAIDEN LANE JEWELRY, LTD.
(Registrant)

Date: September 4, 2014	By:	/s/ Michael Wirth
Michael Wirth
Chief Executive Officer

* * * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael Wirth	Chief Executive Officer (principal executive officer)	September 4, 2014
Michael Wirth

/s/ Yitzchok Gurary	Chief Financial Officer (principal financial and	September 4, 2014
Yitzchok Gurary	accounting officer), President, Chairman of the Board

/s/ Chaim Zfatman	Director	September 4, 2014
Chaim Zfatman

/s/ Shalom Schwartz	Director	September 4, 2014
Shalom Schwartz

Exhibit No.	Document

3.1	Certificate of Incorporation, as amended, incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on April 15, 2013.

3.2	Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to our definitive information statement filed with the SEC on May 6, 2014.

3.3	By-laws, incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on April 15, 2013

31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extention Schema

101.CAL	XBRL Taxonomy Extention Calculation Linkbase

101.DEF	XBRL Taxonomy Extention Definition Linkbase

101.LAB	XBRL Taxonomy Extention Label Linkbase

101.PRE	XBRL Taxonomy Extention Presentation Linkbase

* filed herewith

E-1

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Maiden Lane Jewelry, Ltd.

We have audited the accompanying balance sheet of Maiden Lane Jewelry, Ltd. (“the Company”) as of May 31, 2014 and 2013, and the related statements of operations, stockholders’ equity and cash flows for the year ended May 31, 2014 and the period September 6, 2012 (inception) to May 31, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  Also, an audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maiden Lane Jewelry, Ltd. at May 31, 2014 and 2013, and the results of its operations and its cash flows for the year ended May 31, 2014 and the period September 6, 2012 (inception) to May 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York

September 4, 2014

MAIDEN LANE JEWELRY, LTD.

BALANCE SHEET

	May 31,	May 31,
	2014	2013

ASSETS
Current Assets:
Cash and Cash Equivalents	$15,269	$39,086
Accounts Receivable, Net	1,594,010	752,923
Inventories	2,094,929	1,789,394
Prepaid Expenses	64,092	32,031
Deferred Taxes	85,840	13,500
Total Current Assets	3,854,140	2,626,934
Property and Equipment, Net	10,051	10,967
Security Deposits	2,000	2,000
Total Assets	$3,866,191	$2,639,901

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,895,906	$1,679,891
Accrued Expenses	49,474	75,526
Loans Payable - Factor	826,284	—
Loans Payable – Related Parties	359,632	—
Common Stock to be Issued	32,871	—
Income Taxes Payable	—	36,600
Total Current Liabilities	3,164,167	1,792,017
Long-Term Debt:
Convertible Note Payable – Related Party	74,000	74,000
Total Liabilities	3,238,167	1,866,017

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock, $.0001 par value; 10,000,000 shares authorized, none issued and outstanding at May 31, 2014 and May 31, 2013	-	-
Common Stock, $.0001 par value; 50,000,000 shares authorized, 10,466,250 and 10,353,750 shares issued and outstanding at May 31, 2014 and May 31, 2013, respectively	1,047	1,035
Additional Paid-In Capital	895,555	685,567
Retained Earnings (Deficit)	(268,578)	87,282
Total Stockholders’ Equity	628,024	773,884
Total Liabilities and Stockholders’ Equity	$3,866,191	$2,639,901

The accompanying notes are an integral part of these financial statements.

 MAIDEN LANE JEWELRY, LTD.

STATEMENT OF OPERATIONS

	Year Ended	Period September 6, 2012
	May 31, 2014	(Inception) to May 31, 2013

Sales - Net	$5,409,013	$2,100,778

Costs and Expenses:
Cost of Sales	4,304,056	1,732,610
Officer’s Compensation	187,337	64,531
Professional and Consulting Fees	658,661	56,504
Selling, General and Administrative Expenses	615,047	116,574
Provision for Bad Debts	6,123	18,097
Total Costs and Expenses	5,771,224	1,988,316

Income (Loss) from Operations	(362,211)	112,462

Other Income (Expense):
Interest Expense – Related Party	(2,960)	(2,080)
Interest Expense – Accounts Receivable Financings	(61,529)	—
Total Other Income and (Expenses)	(64,489)	(2,080)

Income (Loss) before Income Tax Provision (Benefit)	(426,700)	110,382
Income Tax (Benefit) Provision	(70,840)	23,100
Net Income (Loss)	$(355,860)	$87,282

Income (Loss) Per Common Share - Basic	$(0.03)	$0.01
Basic Weighted Average Shares	10,403,031	10,108,206

Income (Loss) Per Common Share - Diluted	$(0.03)	$0.01
Diluted Weighted Average Shares	10,403,031	10,141,419

The accompanying notes are an integral part of these financial statements.

MAIDEN LANE JEWELRY, LTD.

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD SEPTEMBER 6, 2012 (INCEPTION) TO MAY 31, 2014

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, September 6, 2012	—	$—	$—	$—	$—
Common Stock Issued to Founders	10,000,000	1,000	—	—	1,000
Sale of Common Stock, net of offering costs	353,750	35	685,567	—	685,602
Net Income for the Period September 6, 2012 (Inception) to May 31, 2013	—	—	—	87,282	87,282

Balance, May 31, 2013	10,353,750	1,035	685,567	87,282	773,884
Issuance of Common Stock for services	112,500	12	224,998	—	225,000
Offering Costs	-	-	(15,000)	—	(15,000)
Net Loss for the Year Ended May 31, 2014	—	—	—	(355,860)	(355,860)
Balance, May 31, 2014	10,466,250	$1,047	$895,555	$(268,578)	$628,024

The accompanying notes are an integral part of these financial statements.

MAIDEN LANE JEWELRY, LTD.

STATEMENT OF CASH FLOWS

		Period
		September
		6, 2012
		(Inception)
	Year Ended	to
	May 31,	May 31,
	2014	2013
Cash Flows from Operating Activities:
Net Income (Loss)	$(355,860)	$87,282
Adjustments to Reconcile Net Income to Net Cash (Used) in Operating Activities:
Depreciation	3,271	757
Common Stock Issued for Services	225,000	—
Deferred Taxes	(72,340)	(13,500)
Reserve for Doubtful Accounts and Sales Returns and Allowances	207,274	37,463
Changes in Assets and Liabilities:
(Increase) in Accounts Receivable	(1,048,361)	(790,386)
(Increase) in Inventories	(305,535)	(1,789,394)
(Increase) in Prepaid Expenses	(32,061)	(32,031)
Increase in Security Deposits	—	(2,000)
Increase in Accounts Payable	216,015	1,679,891
Increase (Decrease) in Accrued Expenses	(26,052)	75,526
Increase in Common Stock to be Issued	32,871	—
Increase (Decrease) in Income Taxes Payable	(36,600)	36,600
Net Cash (Used) in Operating Activities	(1,192,378)	(709,792)

Cash Flows from Investing Activities:
Capital Expenditures	(2,355)	(11,724)
Net Cash (Used) In Investing Activities	(2,355)	(11,724)

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	—	708,500
Proceeds of Convertible Note – Related Party	—	74,000
Proceeds of Loans Payable – Related Parties	934,341	—
Payments of Loans Payable – Related Parties	(574,709)	—
Payments of Offering Costs	(15,000)	(21,898)
Proceeds from Loans Payable – Factor	3,990,500	—
Repayments to Loans Payable – Factor	(3,164,216)	—
Net Cash (Used) In Financing Activities	1,170,916	760,602

Increase (Decrease) in Cash and Cash Equivalents	(23,817)	39,086

Cash and Cash Equivalents – Beginning of Period	39,086	—

Cash and Cash Equivalents – End of Period	$15,269	$39,086

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$63,117	$—
Income Taxes Paid	$48,570	$—

The accompanying notes are an integral part of these financial statements.

MAIDEN LANE JEWELERY, LTD.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies

Organization and Basis of Presentation

Maiden Lane Jewelry, Ltd., formerly Romantique Ltd., (“the Company”) was incorporated on September 6, 2012 under the laws of the State of New York.  The Company is a wholesaler and manufacturer of jewelry including pendants, bracelets and earrings.  We began operations on October 1, 2012 by selling fashion rings, pendants, earrings and bracelets to independent retailers. In December 2012, we commenced a line of bridal (engagement) rings, featuring both settings and diamonds. In February 2014 we began focusing on bridal jewelry featuring uniquely cut stones which in May 2014 we branded as an Aspiri cut diamond.

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with a maturity of three months or less to be cash equivalents.  As of May 31, 2014 and 2013, the Company did not have any cash equivalents.

Inventories

Raw materials are stated at the lower of cost or market, with cost determined by specific identification for unique items (such as diamond stones, each with a particular carat weight, color, clarity and cut) and using the first-in, first-out method for generic items or styles (certain semi-mounts and fashion jewelry). Finished goods which we fabricate are stated at the lower of cost or market, with cost determined by specific identification for each component making up the item plus direct labor and other fees (primarily diamond certification).

Property and Equipment

Property and equipment is carried at cost less accumulated depreciation.  Depreciation is computed by the straight-line method over the estimated useful lives of the related assets, which is five years.

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB No. 104), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB No. 101).  SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowance, and other adjustments are provided for in the same period the related sales are recorded. Provision for sales returns and allowances that were netted against sales amounted to $201,000 for the year ended May 31, 2014 and $19,000 for the period September 6, 2012 (inception) to May 31, 2013.

Concentration of Credit Risks

The Company primarily sells its products to retail jewelers focused on mid-to-high end consumers. Customers typically receive payment terms of ratable monthly payments over 90 to 120 days with exceptions based on credit quality or other terms and conditions.  As a results, the Company is exposed to credit risk on its accounts receivable. The Company generally seeks to mitigate such risk by performing credit checks through jeweler trade associations it is a members of, by attending trade shows which selectively invite retailer attendees based on their credit worthiness and by checking references with other jewelers in the industry.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash balances at financial institutions which exceed the current Federal Deposit Insurance Corporation (“FDIC”) limit of $250,000 at times during the year.

MAIDEN LANE JEWELERY, LTD.

NOTES TO FINANCIAL STATEMENTS

Sales

The Company’s sales are comprised of primarily three major products: Aspiri Cut Rings, Complete Rings and Fashion Jewelry. The Company may also on occasion sell loose stone inventory.

A breakdown of sales for the year ended May 31, 2014 and the period September 6, 2012 (inception) through May 31, 2013 follows:

		September 6,
		2013
	Year Ended	(inception) to
	May 31,	May 31,
	2014	2013

Aspiri Cut Rings	17%	—
Complete Rings (not Aspiri)	45%	18%
Fashion Jewelry & Other	38%	82%

A breakdown of sales for the three months ended May 31, 2014 and 2013follows:

	Three	Three
	Months	Months
	Ended	Ended
	May 31,	May 31,
	2014	2013

Aspiri Cut Rings	97%	—
Complete Rings (not Aspiri)	-17%	75%
Fashion Jewelry & Other	20%	25%

The three months ended May 31, 2014 had returns of Complete Rings that were not Aspiri Cut Rings as some customers substituted such rings for Aspiri Cut Rings.

Advertising Costs

Advertising and show costs are charged to operations when incurred.  Advertising costs during the year ended May 31, 2014 was $109,000.  Advertising costs incurred during the period September 6, 2012 (inception) through May 31, 2013 was $485.

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

Net Income (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents and convertible securities then outstanding.

MAIDEN LANE JEWELERY, LTD.

NOTES TO FINANCIAL STATEMENTS

The following provides a reconciliation of the shares used in calculating the per share amounts for the periods presented:

		Period
		September 6,
		2012
	Year Ended	(Inception)
	May 31,	to
	2014	May 31, 2013

Numerator:
Net Income (Loss)	$(355,860)	$87,282
Denominator:
Basic weighted-average shares	10,403,031	10,108,206
Effect of dilutive securities:
Convertible Debt[2]	— [1]	33,213
Diluted weighted-average shares	10,403,031	10,141,419
Per Share Income (Loss):
Basic	$(0.03)	$0.01
Diluted	$(0.03)	$0.01

1 Convertible debt for the year ended May 31, 2014 is not included in the computation of diluted weighted average shares as such inclusion would be anti-dilutive.

2 Convertible debt is convertible into 37,000 shares of common stock.

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

MAIDEN LANE JEWELERY, LTD.

NOTES TO FINANCIAL STATEMENTS

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

NOTE 2 - Inventories

Inventories consist of the components:

	May 31, 2014	May 31, 2013
Raw Materials	$257,598	$1,508,981
Finished Goods	1,837,331	280,413
Total Inventory	$2,094,929	$1,789,394

Inventories are pledged as security for the Company’s Accounts Receivable Financing Agreement (see Note 8).

NOTE 3 - Property and Equipment

Property and equipment consists of the following:

	May 31, 2014	May 31, 2013

Office Equipment	$9,271	$6,916
Computers	4,808	4,808
	14,079	11,724
Less: Accumulated Depreciation	4,028	757
	$10,051	$10,967

Depreciation expense was approximately $3,300 for the year ended May 31, 2014 and $757 for the period September 6, 2012 (inception) through May 31, 2013.

NOTE 4 - Convertible Note Payable – Related Party

Convertible note payable to the Company’s president is summarized as follows:

	May 31, 2014	May 31, 2013

Note Payable, bearing interest at 4% per annum, and due December 31, 2015. The note is Convertible into shares of the Company’s Common stock at a conversion rate of $2 per share, subject to adjustment upon the occurrence of certain events including stock dividends, stock split or combinations and reclassifications.	$74,000	$74,000

MAIDEN LANE JEWELERY, LTD.

NOTES TO FINANCIAL STATEMENTS

NOTE 5 - Loans Payable – Related Parties

Loans payable to related parties is summarized as follows:

	May 31, 2014	May 31, 2013

Loans payable to the Company’s President and CEO. The loans are payable on demand and non-interest bearing, and are subordinated to the factor.	$359,632	$—

A portion of this note in the amount of $210,000 is subordinated to the factor.

NOTE 6 - Commitments and Contingencies

None.

NOTE 7 - Related Party Transactions

On October 1, 2012 the Company entered into a one-year consulting agreement with Isaac Gurary, under which he was to provide certain business and corporate marketing services to the Company for an annual consulting fee of 3% of net sales during the term of the agreement.  As of May 31, 2014 the amount owed to Mr. Gurary was approximately $104,000.  As of May 31, 2013, the Company had recorded accrued compensation to Mr. Gurary in the amount of approximately $65,000.  These amounts are included in accounts payable and accrued expenses respectively at May 31, 2014 and May 31, 2013, respectively.  Mr. Gurary serves as the Company’s President and is a significant stockholder of the Company.

During the year ended May 31, 2014, the Company purchased approximately 63% of its merchandise from Classique Creations LLC (“Classique”), a company that is owned by the mother of the Company’s President.

Included in accounts payable at May 31, 2014 and May 31, 2013 are amounts owed to Classique totaling $1.5 million and $656,000, respectively. Payment terms to Classique are one to twelve months and the manner of settlement is cash payment. Pursuant to the Accounts Receivable Financing Agreement (See Note 8), accounts payable to Classique totaling $500,000 are subordinated to the finance company.

The Company rents office space from a Company affiliated with the Company’s president on a month to month basis.  The agreement calls for rent at $2,060 per month.  Rent expense was approximately $25,000 for year ended May 31, 2014, and $12,000 for the period September 6, 2012 (Inception) to May 31, 2013.

NOTE 8 - Financing Agreement

On September 30, 2013 the Company entered into an Account Receivable Financing Agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”) pursuant to which Rosenthal shall provide the Company with a line of credit up to $1,000,000.  On May 23, 2014, this Accounts Receivable Financing Agreement was amended to increase the line of credit up to a maximum of $1,500,000. Loans made under the Accounts Receivable Financing Agreement bear interest at prime rate plus 3.5% (for an effective average rate of 7.5% for the year ended May 31, 2014) and are subject to certain financial covenants.  As security for these loans, Rosenthal has placed liens on the Company’s accounts receivable, inventories, and all other assets.  In addition, the loans have been personally guaranteed by Yitzchok Gurary, and his parents, Mordechai Gurary and Leah Gurary. In addition, the Company has granted Rosenthal a Landlord Subordination agreement.

The Accounts Receivable Financing Agreement calls for the subordination of certain of the Company’s debt as follows:

Accounts Payable – Classique Creations, LLC	$500,000
Demand Loans Payable – Yitzchok Gurary	$359,632

MAIDEN LANE JEWELERY, LTD.

NOTES TO FINANCIAL STATEMENTS

In connection with the Accounts Receivable Finance Agreement, the Company has borrowed $826,000 net as of May 31, 2014.  Total draws and repayments for the year ended May 31, 2014 totaled $4.0 million and $3.2 million, respectively. The Accounts Receivable Financing Agreement expires September 30, 2015.

NOTE 9 - Stockholders’ Equity

On September 19, 2012, the Company issued 10,000,000 shares of common stock to its founders for consideration of $1,000.

In March 2013, the Company closed on a private offering of its common stock. Pursuant to this offering, the Company offered a minimum of $250,000 and a maximum of 750,000 shares of common stock at $2.00 per share. The Company sold 353,750 shares for gross proceeds of $707,500. Expenses of the offering amounted to $21,898 and the Company netted $685,602.

On July 26, 2013 the Company entered into a three year consulting agreement with Sands Point Associates, LLC and its CEO, Robert McMullan.  Pursuant to this consulting agreement, the compensation for the first year was to be $125,000, the second year was $200,000 and the third year was $200,000.  The agreement called for the Company to issue Mr. McMullan an aggregate of 500,000 shares of common stock of which 50,000 shares vested upon the commencement and 450,000 shares shall be subject to quarterly vesting over three years while the agreement is in full force and effect.   This consulting agreement could be terminated by either party, with or without cause, upon thirty days written notice.  The Company recorded consulting fee expense of $226,900 for the year ended May 31, 2014 of which $100,000 was in connection with the 50,000 shares vested.  Additionally the Company issued 37,500 shares which were vested at $2 per share at November 1, 2013 for $75,000.  On December 3, 2013, Sands Point Associates, LLC notified the Company of its intent to terminate this consulting agreement pursuant to the terms of the consulting agreement and the termination took effect January 2, 2014.  There is no additional compensation due Sands Point Associates, LLC.

On October 9, 2013 the Company entered into a four month consultant agreement with a consultant.  The consultant agreement calls for the issuance of 25,000 shares of the Company’s common stock as compensation.  The shares are to be issued and registered under a Form S-8 Registration on May 2, 2012. The Company issued 25,000 shares valued at $50,000 in connection with this agreement.

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

NOTE 10 - Major Suppliers and Customers

During the year ended May 31, 2014, the Company purchased approximately $2.7 million (approximately 63%) of its merchandise from one manufacturer that is a related party (see Note 7).

In addition, the Company purchased merchandise from one vendor which amounted to approximately 35% of total purchases during the year ended May 31, 2014.

Our three largest customers frequently vary from period to period. For the year ended May 31, 2014, our three largest customers accounted for approximately 16% of our total revenues. For the period September 6, 2012 (inception) to May 31, 2013, our three largest customers accounted for approximately 28% of our total revenues.

MAIDEN LANE JEWELERY, LTD.

NOTES TO FINANCIAL STATEMENTS

NOTE 11 - Income Taxes

Income tax provision consists of the following:

		Period
		September 6,
		2012
	Year Ended	(Inception) to
	May 31, 2014	May 31, 2013

Current:
Federal	$—	$28,100
State and Local	1,500	8,500
	1,500	36,600
Deferred:
Federal (Benefit)	(61,568)	(7,000)
State and Local (Benefit)	(10,772)	(6,500)
	(72,340)	(13,500)

	$(70,840)	$23,100

Deferred tax assets consist of the following:

	May 31, 2014	May 31, 2013

Reserves	$38,540	$13,500
Accrued Compensation	47,200	—
Net Operating Losses, less valuation allowance of $8,740 in 2014	—	—
	$85,740	$13,500

The federal statutory income tax rate is reconciled to the effective rate as follows:

		Period
		September 6,
	Year Ended	2012
	May 31,	(Inception) to
	2014	May 31, 2013

Tax provision at Federal Statutory rate	(34.0)%	34.0%

State and local income taxes, net of federal tax benefit	—	5.1

Stock issued for services	16.1	—

Other	(7.2)	—

Accrued Compensation	10.7

Change in Valuation Allowance	5.8

Reserves	8.6	(18.2)

Tax provision at Federal Statutory rate	0.0%	20.9%

The Company has available net operating loss carryforwards (“NOL”) as of May 31, 2014 of approximately $21,000, expiring in 2034 to reduce future federal taxable income.

MAIDEN LANE JEWELERY, LTD.

NOTES TO FINANCIAL STATEMENTS

Note 12 - Subsequent Events

On August 4, 2014 the Company issued 10,604 shares of common stock at a price per share of $3.10 for marketing services rendered during the year ended May 31, 2014. This amount is shown as Common Stock to be Issued on the Company’s May 31, 2014 Balance Sheet and is reflected in professional and consulting fees in the Company’s Statement of Operations for the year ended May 31, 2014.

On August 18, 2014 and August 25, 2014 the Company issued $250,000 and $150,000, respectively, of unsecured, subordinated notes bearing 11% interest with 285 detachable and freely transferable warrants per $1,000 face value Note. The notes are due on the second anniversary of their issue date with warrants exercisable within ten years from their issue date at an exercise price of $3.50. The notes issued on August 25, 2014 are to an entity controlled by the brother of the Company’s president.

