Form 10-Q
period 2014-08-31
Maiden Lane Jewelry, Ltd.
filed 2014-10-15
CIK 1574097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File No. 000-54990

Maiden Lane Jewelry, Ltd.

(Exact name of registrant as specified in its charter)

New York	46-0956015
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of September 30, 2014, there were 10,476,854 shares of the registrant’s common stock outstanding.

 MAIDEN LANE JEWELRY, LTD.

MAIDEN LANE JEWELRY, LTD.

CONDENSED BALANCE SHEET

	August 31,	May 31,
	2014	2014
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$89,801	$15,269
Accounts Receivable, Net	2,387,002	1,594,010
Other Receivables	418,489	—
Inventories	1,825,751	2,094,929
Prepaid Expenses	37,216	64,092
Deferred Taxes	127,840	85,840
Total Current Assets	4,886,099	3,854,140
Property and Equipment, Net	14,404	10,051
Security Deposits	2,000	2,000
Total Assets	$4,902,503	$3,866,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$1,789,200	$1,895,906
Accrued Expenses	42,962	49,474
Loans Payable - Factor	1,458,781	826,284
Loans Payable – Related Parties	559,632	359,632
Common Stock to be Issued	—	32,871
Income Taxes Payable	—	—
Total Current Liabilities	3,850,575	3,164,167
Long-Term Debt:
Notes Payable, net of debt discount of $183,026 and $0, respectively	216,974	—
Convertible Note Payable – Related Party	74,000	74,000
Total Liabilities	4,141,549	3,238,167

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock, $.0001 par value; 10,000,000 shares authorized, none issued and outstanding at August 31, 2014 and May 31, 2014	-	-
Common Stock, $.0001 par value; 50,000,000 shares authorized, 10,476,854 and 10,466,250 shares issued and outstanding at August 31, 2014 and May 31, 2014, respectively	1,048	1,047
Additional Paid-In Capital	1,113,140	895,555
Accumulated Deficit	(353,234)	(268,578)
Total Stockholders’ Equity	760,954	628,024
Total Liabilities and Stockholders’ Equity	$4,902,503	$3,866,191

The accompanying notes are an integral part of these financial statements.

MAIDEN LANE JEWELRY, LTD.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended
	August 31, 2014	August 31, 2013

Sales - Net	$1,829,784	$2,290,794

Costs and Expenses:
Cost of Sales	1,511,876	1,623,608
Officer’s Compensation	91,370	72,555
Professional and Consulting Fees	168,002	195,637
Selling, General and Administrative Expenses	153,331	212,813
Total Costs and Expenses	1,924,579	2,104,613

Income (Loss) from Operations	(94,795)	186,181

Other Income (Expense):
Interest Expense – Related Party	(738)	(740)
Interest Expense – Notes Payable	(1,153)	—
Interest Expense – Accounts Receivable Financings	(28,281)	—
Amortization of Debt Discount	(1,689)	—
Total Other Income and (Expenses)	(31,861)	(740)

Income (Loss) before Income Tax Provision (Benefit)	(126,656)	185,441
Income Tax Provision (Benefit)	(42,000)	59,200
Net Income (Loss)	$(84,656)	$126,241

Income (Loss) Per Common Share - Basic	$(0.01)	$0.01

Basic Weighted Average Shares	10,469,477	10,353,750

Income (Loss) Per Common Share – Diluted	$(0.01)	$0.01

Diluted Weighted Average Shares	10,469,477	10,390,750

The accompanying notes are an integral part of these financial statements.

MAIDEN LANE JEWELRY, LTD.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE QUARTER ENDED AUGUST 31, 2014

(Unaudited)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, May 31, 2014	10,466,250	$1,047	$895,555	$(268,578)	$628,024
Issuance of Common Stock for services	10,604	1	32,870	—	32,871
Debt Discount on Notes Payable	-	-	184,715	—	184,715
Net Loss for the three months ended August 31, 2014	—	—	—	(84,656)	(84,656)
Balance, August 31, 2014	10,476,854	$1,048	$1,113,140	$(353,234)	$760,954

The accompanying notes are an integral part of these financial statements.

MAIDEN LANE JEWELRY, LTD.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended	Three Months Ended
	August 31,	August 31,
	2014	2013
Cash Flows from Operating Activities:
Net Income (Loss)	$(84,656)	$126,241
Adjustments to Reconcile Net Income (Loss) to Net Cash (Used) in Operating Activities:
Depreciation	1,091	801
Amortization of Note Discount	1,689	—
Common Stock Issued for Services	—	—
Deferred Taxes	(42,000)	—
Reserve for Doubtful Accounts and Sales Returns and Allowances	92,708	—
Changes in Assets and Liabilities:
(Increase) in Accounts Receivable	(885,700)	(1,275,412)
(Increase) in Other Receivables	(418,489)	—
Decrease (Increase) in Inventories	269,178	(2,029)
Decrease in Prepaid Expenses	26,876	7,161
Increase (Decrease) in Accounts Payable	(106,706)	493,817
Increase (Decrease) in Accrued Expenses	(6,512)	121,964
Increase (Decrease) in Common Stock to be Issued	—	100,000
Increase in Income Taxes Payable	—	38,443
Net Cash (Used) in Operating Activities	(1,152,521)	(389,014)

Cash Flows from Investing Activities:
Capital Expenditures	(5,444)	(1,150)
Net Cash (Used) In Investing Activities	(5,444)	(1,150)

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	—	—
Payments of Offering Costs	—	—
Proceeds of Note Issuance	400,000	—
Proceeds of Loans Payable – Related Parties	306,000	354,632
Payments of Loans Payable – Related Parties	(106,000)	—
Proceeds from Loans Payable – Factor	1,674,632	—
Repayments to Loans Payable – Factor	(1,042,135)	—
Net Cash (Used) In Financing Activities	1,232,497	354,632

Increase (Decrease) in Cash and Cash Equivalents	74,532	(35,532)

Cash and Cash Equivalents – Beginning of Period	15,269	39,086

Cash and Cash Equivalents – End of Period	$89,801	$3,554

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$26,255	$—
Income Taxes Paid	$—	$25,850

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Debt Discount on Notes Payable	$184,715	$—
Issuance of 10,604 shares of Common Stock as consideration for payment of obligation to issue common stock	$32,871	$—

The accompanying notes are an integral part of these financial statements.

MAIDEN LANE JEWELERY, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies

Organization and Basis of Presentation

Maiden Lane Jewelry, Ltd., formerly Romantique Ltd., (“the Company”) was incorporated on September 6, 2012 under the laws of the State of New York.  The Company is a wholesaler and manufacturer of jewelry including pendants, bracelets and earrings.  We began operations on October 1, 2012 by selling fashion rings, pendants, earrings and bracelets to independent retailers. In December 2012, we commenced a line of bridal (engagement) rings, featuring both settings and diamonds. In February 2014 we began focusing on sales of bridal jewelry featuring uniquely cut stones which in May 2014 we branded as an Aspiri cut diamond.

In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein.  These financial statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  These condensed financial statements should be read in conjunction with the Company’s May 31, 2014 audited financial statements and notes included in Form 10-K filed on September 4, 2014.

Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

 Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with a maturity of three months or less to be cash equivalents.  As of August 31, 2014 and 2013, the Company did not have any cash equivalents.

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

Property and Equipment

Property and equipment is carried at cost less accumulated depreciation.  Depreciation is computed by the straight-line method over the estimated useful lives of the related assets, which is generally five years.

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB No. 104), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB No. 101).  SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowance, and other adjustments are provided for in the same period the related sales are recorded. Provision for sales returns and allowances that were netted against sales amounted to $93,000 and $43,000 for the three months ended August 31, 2014 and August 31, 2013, respectively.

Concentration of Credit Risks

The Company primarily sells its products to retail jewelers focused on mid-to-high end consumers. Customers typically receive payment terms of ratable monthly payments over 90 to 120 days with exceptions based on credit quality or other terms and conditions.  As a result, the Company is exposed to credit risk on its accounts receivable. The Company generally seeks to mitigate such risk by performing credit checks through jeweler trade associations it is a members of, by attending trade shows which selectively invite retailer attendees based on their credit worthiness and by checking references with other jewelers in the industry.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash balances at financial institutions which exceed the current Federal Deposit Insurance Corporation (“FDIC”) limit of $250,000 at times during the year.

MAIDEN LANE JEWELERY, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Sales

The Company’s sales are comprised of primarily three major products: Aspiri Cut Rings, Complete Rings and Fashion Jewelry. The Company may also on occasion sell loose stone inventory.

A breakdown of sales for the three months ended August 31, 2014 and August 31, 2013, respectively:

	Three Months Ended August 31,	Three Months Ended August 31,
	2014	2013
	(unaudited)	(unaudited)

Aspiri Cut Rings	45%	—
Complete Rings (not Aspiri)	34%	73%
Fashion Jewelry & Other	21%	27%

The three months ended August 31, 2014 had returns of Complete Rings that were not Aspiri Cut Rings as some customers substituted such rings for Aspiri Cut Rings.

Advertising Costs

Advertising and show costs are charged to operations when incurred.  Advertising costs during the three months ended August 31, 2014 and August 31, 2013 were $49,000 and $29,000, respectively.

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

The following provides a reconciliation of the shares used in calculating the per share amounts for the periods presented:

	Three Months Ended	Three Months Ended
	August 31,	August 31,
	2014	2013
	(unaudited)	(unaudited)

Numerator:
Net Income (Loss)	$(84,656)	$126,241
Denominator:
Basic weighted-average shares	10,469,477	10,353,750
Effect of dilutive securities:
Warrants [1]	— [2]	—
Convertible Debt [3]	— [4]	37,000
Diluted weighted-average shares	10,469,477	10,390,750
Per Share Income (Loss):
Basic	$(0.01)	$0.01
Diluted	$(0.01)	$0.01

MAIDEN LANE JEWELERY, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

[1]	There are 114,000 warrants issued in connection with $400,000 of unsecured notes at an exercise price of $3.50 per warrant into one share of common stock.
[2]	Warrants for the three months ended August 31, 2014 are not included in the computation of diluted weighted average shares as such inclusion would be anti-dilutive.
[3]	Convertible debt is convertible into 37,000 shares of common stock.
[4]	Convertible debt for the three months ended August 31, 2014 is not included in the computation of diluted weighted average shares as such inclusion would be anti-dilutive.

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

The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable and loans and notes payable.  These items are determined to be a Level 1 fair value measurement.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and loans payable approximates fair value because of the short maturity of these instruments.  The recorded value of long-term debt approximates its fair value as the terms and rates approximate market rates.

Recent Accounting Pronouncements

Management does not believe there would have been a material effect on the accompanying financial statements had any recently issued, but not yet effective, accounting standards been adopted in the current period.

NOTE 2 -  Inventories

Inventories consist of the following:

	August 31, 2014	May 31, 2014
	(unaudited)
Raw Materials	$823,169	$257,598
Finished Goods	1,002,582	1,837,331
Total Inventory	$1,825,751	$2,094,929

MAIDEN LANE JEWELERY, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Inventories are pledged as security for the Company’s Accounts Receivable Financing Agreement (see Note 8).

NOTE 3 -  Property and Equipment

Property and equipment consists of the following:

	August 31, 2014	May 31, 2014
	(unaudited)

Office Equipment	$14,715	$9,271
Computers	4,808	4,808
	19,523	14,079
Less: Accumulated Depreciation	5,119	4,028
	$14,404	$10,051

Depreciation expense was approximately $1,100 and $800 for the three months ended August 31, 2014 and August 31, 2014, respectively.

NOTE 4 -  Other Receivables

Other receivables represent the cost of certain diamonds returned to our diamond vendor for credit. The receivable represents the excess of the cost of diamonds returned over amounts owned to the vendor.

NOTE 5 -  Convertible Note Payable – Related Party

Convertible note payable to the Company’s president is summarized as follows:

	August 31, 2014	May 31, 2014
	(unaudited)
Note Payable, bearing interest at 4% per annum, and due December 31, 2015. The note is Convertible into shares of the Company’s Common stock at a conversion rate of $2 per share, subject to adjustment upon the occurrence of certain events including stock dividends, stock split or combinations and reclassifications.	$74,000	$74,000

NOTE 6 -  Loans Payable – Related Parties

Loans payable to related parties is summarized as follows:

	August 31, 2014	May 31, 2014
	(unaudited)
Loans payable to the Company’s President and CEO. The loans are payable on demand and non-interest bearing, and are subordinated to the factor.	$559,632	$359,632

A portion of this loan in the amount of $210,000 is subordinated to the factor.

NOTE 7 -  Unsecured Notes Payable

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

Pursuant to ASC 470-20, the Company recorded the value of the warrants using the Black-Scholes method, which was determined to be approximately $343,000. A portion of the debt proceeds was allocated to the warrants as debt discount using the relative fair value method, which approximated $185,000. As the warrants contain fixed settlement provisions and the exercise price cannot be adjusted, the Company recorded the fair value of the warrants as additional paid in capital with a corresponding debt discount which will be amortized over the two-year term of the notes using the interest method. For the three months ended August 31, 2014, the Company recognized approximately $1,700 in amortization expense relating to these warrants.

MAIDEN LANE JEWELERY, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	August 31, 2014	May 31, 2014
	(unaudited)
Notes Payable, Par	$400,000	$—
Initial Debt Discount	(184,715)	—
Accumulated Amortization	1,689	—
Notes Payable, Net	$216,974	$—

The fair value of the warrants on the issuance date was calculated using the Black Scholes method with the following weighted average assumptions:

Dividend yield	0.00%
Volatility	311.07%
Risk-free interest rate	2.39%
Expected life (months)	120
Grant date price per share	$3.01
Warrants issued	114,000
Aggregate grant date fair value	$343,140

NOTE 8 -  Financing Agreement

On September 30, 2013 the Company entered into an Account Receivable Financing Agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”) pursuant to which Rosenthal shall provide the Company with a line of credit up to $1,000,000.  On May 23, 2014, this Accounts Receivable Financing Agreement was amended to increase the line of credit up to a maximum of $1,500,000. Loans made under the Accounts Receivable Financing Agreement bear interest at prime rate plus 3.5% (for an effective average rate of 7.5% for the three months ended August 31, 2014) and are subject to certain financial covenants.  As security for these loans, Rosenthal has placed liens on the Company’s accounts receivable, inventories, and all other assets.  In addition, the loans have been personally guaranteed by Yitzchok Gurary, and his parents, Mordechai Gurary and Leah Gurary. In addition, the Company has granted Rosenthal a Landlord Subordination agreement.

The Accounts Receivable Financing Agreement calls for the subordination of certain of the Company’s debt as follows:

Accounts Payable – Classique Creations, LLC	$500,000
Demand Loans Payable – Yitzchok Gurary	$210,000

In connection with the Accounts Receivable Finance Agreement, the Company has borrowed approximately $1.5 million net as of August 31, 2014.  Total draws and repayments for the three months ended August 31, 2014 totaled approximately $1.7 million and $1.0 million, respectively. The Accounts Receivable Financing Agreement expires September 30, 2015.

NOTE 9 -  Commitments and Contingencies

None.

NOTE 10 -  Related Party Transactions

On October 1, 2012 the Company entered into a one-year consulting agreement with Isaac Gurary, under which he was to provide certain business and corporate marketing services to the Company for an annual consulting fee of 3% of certain net sales during the term of the agreement.  As of August 31, 2014 the amount owed to Mr. Gurary was approximately $130,000.  As of May 31, 2014, the Company had recorded accrued compensation to Mr. Gurary in the amount of approximately $104,000.  These amounts are included in accounts payable and accrued expenses respectively at August 31, 2014 and May 31, 2014, respectively.  Mr. Gurary serves as the Company’s President and is a significant stockholder of the Company.

During the three months ended August 31, 2014 and August 31, 2013, the Company purchased approximately 43% and 58%, respectively, of its merchandise from Classique Creations LLC (“Classique”), a company that is owned by the mother of the Company’s President.

MAIDEN LANE JEWELERY, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Included in accounts payable at August 31, 2014 and May 31, 2014 are amounts owed to Classique totaling approximately $1.4 million and $1.5 million, respectively. Payment terms to Classique are one to twelve months and the manner of settlement is cash payment. Pursuant to the Accounts Receivable Financing Agreement (See Note 8), accounts payable to Classique totaling $500,000 are subordinated to the finance company.

The Company rents office space from a Company affiliated with the Company’s president on a month to month basis.  The agreement calls for rent at $2,060 per month.  Rent expense was approximately $6,000 for three months ended August 31, 2014, and $8,000 for three months ended August 31, 2013.

NOTE 11 -  Stockholders’ Equity

On August 4, 2014 the Company issued 10,604 shares of common stock at a price per share of $3.10 for marketing services rendered during the year ended May 31, 2014. These shares have not been registered.

In connection with the issuance of $400,000 principal notes payable, the Company issued 114,000 common stock purchase warrants. Such warrants have an exercise price of $3.50 per share and expire August 2024. As of August 31, 2014, all common stock purchase warrants remained outstanding and exercisable with a weighted average exercise price of $3.50 per share and a remaining contractual life of 10 years.

NOTE 12 -  Major Suppliers and Customers

During the three months ended August 31, 2014 and August 31, 2013, the Company purchased approximately $538,000 (approximately 43%) and $902,000 (approximately 58%), respectively, of its merchandise from one manufacturer that is a related party (see Note 7).

In addition, the Company purchased merchandise from one vendor which amounted to approximately 57% of total purchases during the three months ended August 31, 2014.

Our three largest customers frequently vary from period to period. For the three months ended August 31, 2014, our three largest customers accounted for approximately 34% of our total revenues. For the three months ended August 31, 2013, our three largest customers accounted for approximately 16% of our total revenues.

NOTE 13 -  Income Taxes

Our effective tax rates were approximately -33% and 32% for the three months ended August 31, 2014 and 2013, respectively.

NOTE 14 -  Subsequent Events

On September 15, 2014 the Company issued $30,000 of unsecured, subordinated notes bearing 11% interest with 285 detachable and freely transferable warrants per $1,000 face value Note.  The notes are due on the second anniversary of their issue date with warrants exercisable within ten years from their issue date at an exercise price of $3.50.

On October 6, 2014, the Accounts Receivable Financing Agreement with Rosenthal was amended to increase the line of credit up to a maximum of $2,000,000 with all other terms remaining the same.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note About References To Maiden Lane Jewelry, Ltd. TM

In this Form 10-Q the “Company”, “Maiden Lane”, “we”, “us” and “our” refer to Maiden Lane Jewelry, Ltd.TM unless the context otherwise requires.

Note About Trademarks

Maiden Lane Jewelry, Ltd.TM , our logo and other trademarks of Maiden Lane Jewelry, Ltd. (including “Aspiri”TM ) are the property of Maiden Lane Jewelry, Ltd. All other trademarks or trade names referred to in this Annual Report are the property of their respective owners.

Forward-Looking Statements

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

Beginning in December 2013, we began focusing production on bridal jewelry featuring uniquely cut diamonds that utilize an advanced cutting technique that visually and physically increases the crown size (the top and most visible part of the diamond) of a similarly weighted diamond by at least 25%. Given production lead times for this new design, our first sales of this line of bridal jewelry began in the last two weeks of February 2014. Because this unique cutting technique significantly increases the crown size of the diamond while decreasing the pavilion (bottom end below the crown) of the stone which is usually not seen, our diamonds appear to be much larger than typically cut diamonds of the same weight. In addition, because our company creates each ring based on a specific diamond, as each stone’s measurements and appearance is unique, we are able to design rings which accentuate a diamond’s brilliance and other positive attributes.

As part of a major sales roll-out for this new product, we branded and began marketing such uniquely cut diamonds as the AspiriTM (“Aspiri”) cut diamond in May 2014. In addition, in June 2014, we began to broaden the collection of Aspiri products to include pendants and earrings. We believe that there are competitive barriers to entry for the Aspiri product, including the sourcing of rough diamonds, cutting technique and limitations on mass production (as each stone is unique as well as the engagement ring mountings). The creation of an Aspiri cut diamond does not lend itself to mass production whereby approximately 92% of diamonds are cut and polished by lower cost, high volume Asian and Russian crafters which rely primarily on the manufacture of similar and common cuts rather than the careful evaluation and cutting tailored to the unique attributes of each stone. Instead, the rough for each diamond is carefully evaluated and uniquely cut whereby the dimensions, faceting and other factors are taken into consideration to maximize the face coverage of the diamond while maintaining its brilliance.

Our Aspiri cut engagement rings, including both stone and setting, show the center Aspiri diamond to its best advantage, i.e. accentuating its brilliance and hiding its imperfections. To maintain high quality standards, our manufacturing of the ring mountings and setting of stones, to date, is done in the United States. We believe that our new line of bridal jewelry featuring uniquely cut stones will appeal to both retailers and customers due to their perceived size, quality, cost and value.

Our website is located at www.maidenlaneltd.com.

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

Revenue Recognition

For revenue from product sales, we recognize revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB No. 104), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB No. 101).  SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowance, and other adjustments are provided for in the same period the related sales are recorded.

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

Beginning in December 2013, we began focusing on bridal jewelry featuring uniquely cut stones which we subsequently branded in May 2014 as an AspiriTM diamond. These stones utilize an advanced cutting technique that visually and physically increases the crown size (the top and most visible part of the stone) of similarly weighted stones by 25% to 50%. Because this unique cutting technique significantly increases the crown size of the stone while decreasing the pavilion (bottom end below the crown) of the stone which is usually not seen, our diamonds appear to be much larger than typically cut diamonds of the same weight. In addition, because our company creates each ring based on a specific stone, as each stone’s measurements and appearance is unique, we are able to design rings which accentuate a diamond’s brilliance and other positive attributes. We believe that our new line of bridal jewelry featuring uniquely cut stones will appeal to both retailers and customers due to their perceived size, quality, cost and value.

Our plan is to expand our bridal ring sales, predominately in the new style of uniquely cut stones, which we believe are less seasonal and less subject to economic downturn.

Our sales are comprised of primarily three major products: Aspiri Cut Rings, Complete Rings and Fashion Jewelry. We may also on occasion sell loose stone inventory.

A breakdown of sales for the three months ended August 31, 2014 and the August 31, 2013 follows:

	Three Months Ended	Three Months Ended
	August 31, 2014	August 31, 2013

Aspiri Cut Rings	45%	—
Complete Rings (not Aspiri)	34%	73%
Fashion Jewelry & Other	21%	27%

The three months ended August 31, 2014 had returns of Complete Rings that were not Aspiri Cut Rings as some customers substituted such rings for Aspiri Cut Rings.

Employees

As of August 31, 2014, we had 6 full-time employees. Generally, our sales representatives are paid on a commission basis.

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

Set forth below is a discussion of our results of operations for the quarters ended August 31, 2014 and ended August 31, 2013.

Sales Revenues

For the three months ended August 31, 2014, we had gross sales revenues of approximately $2.2 million a 5% increase from $2.3 million of gross sales for the three months ended August 31, 2013. These revenues arose from the sale of jewelry to various retailers. For the three months ended August 31, 2014, we had net sales revenues of approximately $1.8 million a decrease from $2.3 million of net sales for the three months ended August 31, 2013. The primary difference between gross and net sales for each period relate to sales credits, returns and allowances which totaled approximately $93,000 and $19,000 for the three months ended August 31, 2014 and 2013, respectively. The current amount for sales credits, returns and allowances are primarily related to previous and current non-Aspiri product sales. For the three months ended August 31, 2014, net sales increased to approximately 228% relative to the prior quarter. This increase is attributable primarily to increased sales of our new Aspiri cut diamond engagement ring.

Our three largest customers frequently vary from period to period. For the three months ended August 31, 2014 and 2013, our three largest customers accounted for approximately 34% and 16% of our total revenues, respectively.

Cost of Sales

Cost of Sales decreased to $1.5 million for the three months ended August 31, 2014 from $1.6 million for the three months ended August 31, 2013. Gross profit for the three months ended August 31, 2014 decreased to approximately $318,000 from approximately $667,000 for the three months ended August 31, 2013. Gross margins on net sales for the three months ended August 31, 2014 and 2013 were approximately 17.4% and 29.1%, respectively. Before taking into account sales credits, returns and allowances, gross margins on gross sales for the three months ended August 31, 2014 and 2013 were approximately 32.6% and 31.5%, respectively. As previously noted, the current amount for sales credits, returns and allowances are primarily related to previous and current non-Aspiri product sales.

Operating Expenses

General, Selling and Administrative

General, Selling and Administrative expenses were approximately $153,000 and approximately $213,000 for the three months ended August 31, 2014 and 2013, respectively. This decrease is primarily attributed to a decrease in personnel costs (approximately $6,000) and a decrease in sales commissions to independent sales representatives (approximately $87,000) offset by an increase in insurance costs (approximately $20,000) and increased show, advertising and promotion expense (approximately $21,000).

Officers’ Compensation

For the three months ended August 31, 2014, officers’ compensation was approximately $91,000 as compared to approximately $73,000 for the three months ended August 31, 2013. The increase in such expense is related to the hiring of in-house and full-time officers since the prior year. Prior to the internal hiring of officers, the management of the company at the executive level was out-sourced and expensed in professional fees.

Professional and Consulting Fees

Professional and Consulting fees were approximately $168,000 for the three months ended August 31, 2014 a decrease of $28,000 from approximately $196,000 for the three months ended August 31, 2013. The decrease is primarily attributable to a $136,000 decrease in outsourced executive management consulting fees offset by increased professional services related to marketing (approximately $71,000), accounting fees (approximately $42,000) and product design ($7,000).

Other Income (Expenses)

For the three months ended August 31, 2014 and 2013, we had other expenses of approximately $32,000 and $1,000, respectively.  These expenses were primarily related to interest expense on accounts receivable financings of $1.5 million as of August 31, 2014. Prior to August 31, 2013, there was no such financing facility. The amount of interest expense is dependent primarily on the interest rate charged and the average outstanding balance. For the three months ended August 31, 2014, the average outstanding balances on accounts receivable financings were $1.3 million and the average interest rate was 7.5%.

Net Income (Loss)

As a result of the above, for the three months ended August 31, 2014, we had a net loss from operations of $127,000 and net loss of $85,000 after an income tax benefit of $42,000.  Net loss per share was $0.01. For the three months ended August 31, 2013, we had net income from operations of $185,000 and net income of $126,000 after provision for income taxes of $59,000.  Net income per share was $0.01.

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

At August 31, 2014, we had long term liabilities of $291,000, which represents a note payable to a related party for $74,000 and $400,000 of par notes payable less unamortized discount of $183,000.

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

In connection with the Accounts Receivable Financing Agreement, the Company has borrowed approximately $1.5 million as of August 31, 2014.  The Accounts Receivable Financing Agreement expires September 30, 2015.

At August 31, 2014 we had working capital of $1 million. As of August 31, 2014 we had $90,000 in cash and cash equivalents.

Cash Requirements

We believe that we will need additional funds to continue operations over the next twelve months and for the implementation of our plan of operation.

Off Balance Sheet Arrangements

Maiden Lane has no off balance sheet arrangements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

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

Given that we do not hedge or enter into derivate contracts to address commodity price risks, we believe that such risk is immaterial as of August 31, 2014 and 2013.

Interest Rate Risk

Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net income as a result of interest expense incurred on outstanding debt.

We are subject to market risk associated with changes in the prime rate in connection with the Account Receivable Financing Agreement. If short-term interest rates or the prime rate averaged 10% more or less, interest expense would have changed by less than approximately $10,000 for the year ended May 31, 2014. At August 31, 2013 this Account Receivable Financing Agreement did not exist.

We did not hold any derivative financial instruments for hedging purposes as of August 31, 2014 or 2013.

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

Item 1A.  Risk Factors

None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    [Removed and Reserved]

Item 5.    Other Information

None.

Item 6.    Exhibits

The following exhibits are filed as a part of this Form 10-Q (a) Exhibits required by Item 601 of Regulation S-K.

Number	Description

(31)	Section 302 Certification

31.1	Certification of Principal Executive Officer Rule 13a-14(a) pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer Rule 13a-14(a) pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934.

(32)	Section 906 Certification

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAIDEN LANE JEWELRY, LTD.
(Registrant)

Date: October 15, 2014	By:	/s/ Michael Wirth
Michael Wirth
Chief Executive Officer,

