Form 10-Q
period 2014-11-30
Maiden Lane Jewelry, Ltd.
filed 2015-01-06
CIK 1574097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

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

As of December 31, 2014, there were 10,476,854 shares of the registrant’s common stock outstanding.

 MAIDEN LANE JEWELRY, LTD.

Certification of CEO Pursuant to Section 302

Certification of CFO Pursuant to Section 302

Certification of CEO Pursuant to U.S.C. Section 1350

Certification of CFO Pursuant to U.S.C. Section 1350

MAIDEN LANE JEWELRY, LTD.

CONDENSED BALANCE SHEET

	November 30,	May 31,
	2014	2014
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,780	$15,269
Accounts Receivable, Net	3,695,047	1,594,010
Other Receivables	464,529	—
Inventories	2,068,384	2,094,929
Prepaid Expenses	102,452	64,092
Deferred Taxes	162,840	85,840
Total Current Assets	6,495,032	3,854,140
Property and Equipment, Net	14,812	10,051
Security Deposits	2,000	2,000
Total Assets	$6,511,844	$3,866,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$2,970,287	$1,895,906
Accrued Expenses	38,100	49,474
Loans Payable - Factor	1,699,247	826,284
Loans Payable – Related Parties	534,632	359,632
Common Stock to be Issued	—	32,871
Income Taxes Payable	67,123	—
Total Current Liabilities	5,309,389	3,164,167
Long-Term Debt:
Notes Payable, net of debt discount of $180,724	249,276	—
Convertible Note Payable – Related Party	74,000	74,000
Total Liabilities	5,632,665	3,238,167

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock, $.0001 par value; 10,000,000 shares authorized, none issued and outstanding at November 30, 2014 and May 31, 2014	-	-
Common Stock, $.0001 par value; 50,000,000 shares authorized, 10,476,854 and 10,466,250 shares issued and outstanding at November 30, 2014 and May 31, 2014, respectively	1,048	1,047
Additional Paid-In Capital	1,126,982	895,555
Accumulated Deficit	(248,851)	(268,578)
Total Stockholders’ Equity	879,179	628,024
Total Liabilities and Stockholders’ Equity	$6,511,844	$3,866,191

The accompanying notes are an integral part of these financial statements.

  MAIDEN LANE JEWELRY, LTD.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
	2014	2013	2014	2013

Sales - Net	$2,735,248	$1,525,577	$4,565,032	$3,816,315

Costs and Expenses:
Cost of Sales	2,030,018	1,192,704	3,541,894	2,817,163
Officer’s Compensation	137,151	6,001	228,521	78,556
Professional and Consulting Fees	190,593	155,530	358,595	351,167
Selling, General and Administrative Expenses	166,937	166,175	320,268	378,081
Provision for Bad Debts	2,779	—	2,779	—
Total Costs and Expenses	2,527,478	1,520,410	4,452,057	3,624,967

Income from Operations	207,770	5,167	112,975	191,348

Other Income (Expense):
Interest Expense – Related Party	(746)	(740)	(1,484)	(1,480)
Interest Expense – Notes Payable	(11,759)	—	(12,912)	—
Interest Expense – Accounts Receivable Financings	(37,238)	(13,470)	(65,519)	(13,470)
Amortization of Debt Discount	(16,144)	—	(17,833)	—
Total Other Income and (Expenses)	(65,887)	(14,210)	(97,748)	(14,950)

Income (Loss) before Income Tax Provision (Benefit)	141,883	(9,043)	15,227	176,398
Income Tax Provision (Benefit)	37,500	3,700	(4,500)	62,900
Net Income (Loss)	$104,383	$(12,743)	$19,727	$113,498

Income (Loss) Per Common Share - Basic	$0.01	$0.00	$0.00	$0.01
Basic Weighted Average Shares	10,476,854	10,368,173	10,473,145	10,360,922

Income (Loss) Per Common Share – Diluted	$0.01	$0.00	$0.00	$0.01
Diluted Weighted Average Shares	10,513,854	10,368,173	10,510,145	10,397,922

The accompanying notes are an integral part of these financial statements.

MAIDEN LANE JEWELRY, LTD.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2014

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, May 31, 2014	10,466,250	$1,047	$895,555	$(268,578)	$628,024
Issuance of Common Stock for services	10,604	1	32,870	-	32,871
Debt Discount on Notes Payable	-	-	198,557	-	198,557
Net Income for the six months ended November 30, 2014	-	-	-	19,727	19,727
Balance, November 30, 2014	10,476,854	$1,048	$1,126,982	$(248,851)	$879,179

The accompanying notes are an integral part of these financial statements.

MAIDEN LANE JEWELRY, LTD.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended	Six Months Ended
	November 30,	November 30,
	2014	2013
Cash Flows from Operating Activities:
Net Income	$19,727	$113,498
Adjustments to Reconcile Net Income (Loss) to Net Cash (Used) in Operating Activities:
Depreciation	2,270	1,603
Amortization of Note Discount	17,833	—
Common Stock Issued for Services	—	175,000
Deferred Taxes	(77,000)	—
Reserve for Doubtful Accounts and Sales Returns and Allowances	106,726	1,824
Changes in Assets and Liabilities:
(Increase) in Accounts Receivable	(2,207,762)	(1,965,228)
(Increase) in Other Receivables	(464,529)	—
Decrease in Inventories	26,545	239,160
(Increase) Decrease in Prepaid Expenses	(38,360)	24,391
Increase in Accounts Payable	1,074,381	204,476
(Decrease) in Accrued Expenses	(11,374)	(21,122)
Increase in Income Taxes Payable	67,123	42,143
Net Cash (Used) in Operating Activities	(1,484,420)	(1,184,255)

Cash Flows from Investing Activities:
Capital Expenditures	(7,032)	(1,150)
Net Cash (Used) In Investing Activities	(7,032)	(1,150)

Cash Flows from Financing Activities:
Payments of Offering Costs	—	(15,000)
Proceeds of Note Issuance	430,000	—
Proceeds of Loans Payable – Related Parties	636,000	354,632
Payments of Loans Payable – Related Parties	(461,000)	(145,000)
Proceeds from Loans Payable – Factor	3,316,799	978,480
Repayments to Loans Payable – Factor	(2,443,836)	—
Net Cash Provided In Financing Activities	1,477,963	1,173,112

(Decrease) in Cash and Cash Equivalents	(13,489)	(12,293)

Cash and Cash Equivalents – Beginning of Period	15,269	39,086

Cash and Cash Equivalents – End of Period	$1,780	$26,793

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$62,256	$7,309
Income Taxes Paid	$—	$25,850

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Debt Discount on Notes Payable	$198,557	$—
Issuance of 10,604 shares of Common Stock as consideration for payment of obligation to issue common stock	$32,871	$—

The accompanying notes are an integral part of these financial statements.

MAIDEN LANE JEWELERY, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies

Organization and Basis of Presentation

Maiden Lane Jewelry, Ltd., formerly Romantique Ltd., (“the Company”) was incorporated on September 6, 2012 under the laws of the State of New York.  The Company is a wholesaler and manufacturer of jewelry including pendants, bracelets and earrings.  We began operations on October 1, 2012 by selling fashion rings, pendants, earrings and bracelets to independent retailers. In December 2012, we commenced a line of bridal (engagement) rings, featuring both settings and diamonds. In February 2014 we began focusing on sales of bridal jewelry featuring uniquely cut stones which in May 2014 we branded as an AspiriTM cut diamond.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with a maturity of three months or less to be cash equivalents.  As of November 30, 2014 and May 31, 2014, the Company did not have any cash equivalents.

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

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB No. 104), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB No. 101).  SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowance, and other adjustments are provided for in the same period the related sales are recorded. Provision for sales returns and allowances that were netted against sales amounted to $43,000 and $30,000 for the six months ended November 30, 2014 and November 30, 2013, respectively.

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

A breakdown of sales for the three and six months ended November 30, 2014 and November 30, 2013, respectively:

	Three Months Ended November 30,		Six Months Ended November 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
AspiriTM Cut Rings	51%	—%	46%	—%
Complete Rings (not Aspiri)	29	53	35	67
Fashion Jewelry & Other	20	47	19	33

The three and six months ended November 30, 2014 had returns of Complete Rings that were not Aspiri Cut Rings as some customers substituted such rings for Aspiri Cut Rings.

Advertising Costs

Advertising and show costs are charged to operations when incurred.  Advertising costs during the six months ended November 30, 2014 and November 30, 2013 were $101,000 and $39,000, respectively.

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

The following provides a reconciliation of the shares used in calculating the per share amounts for the periods presented:

	Three Months Ended November 30,			Six Months Ended November 30,
	2014		2013	2014		2013
	(unaudited)		(unaudited)	(unaudited)		(unaudited)

Numerator:
Net Income (Loss)	$104,383		$(12,743)	$19,727		$113,498
Interest on Convertible Notes	746		740	1,484		1,480
Net Income (Loss)	$105,129		$(12,003)	$21,211		$114,978

Denominator:
Basic weighted-average shares	10,476,854		10,368,173	10,473,145		10,360,922
Effective of dilutive securities:
Warrants[1]	—	[2]	—	—	[2]	—
Convertible Debt[3]	37,000		— [4]	37,000		37,000
Diluted weighted-average shares	10,513,854		10,368,173	10,510,145		10,397,922

Per Share Income (Loss):
Basic	$0.01		$0.00	$0.00)		$0.01
Diluted	$0.01		$0.00	$0.00		$0.01

[1]	There are 122,550 warrants issued in connection with 430,000 of unsecured notes at an exercise price of $3.50 per warrant into one share of common stock.

[2]	Warrants for the three and six months ended November 30, 2014 are not included in the computation of diluted weighted average shares as they are not dilutive under the treasury stock method of accounting.

[3]	Convertible debt is convertible into 37,000 shares of common stock.

[4]	Convertible debt for the three months ended November 30, 2013 is not included in the computation of diluted weighted average shares as such inclusion would be anti-dilutive.

MAIDEN LANE JEWELERY, LTD.

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

NOTE 2 -  Inventories

Inventories consist of the following:

	November 30, 2014	May 31, 2014
	(unaudited)
Raw Materials	$1,151,273	$257,598
Finished Goods	917,111	1,837,331
Total Inventory	$2,068,384	$2,094,929

Inventories are pledged as security for the Company’s Accounts Receivable Financing Agreement (see Note 8).

MAIDEN LANE JEWELERY, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 -  Property and Equipment

Property and equipment consists of the following:

	November 30, 2014	May 31, 2014
	(unaudited)

Office Equipment	$15,493	$9,271
Computers	5,617	4,808
	21,110	14,079
Less: Accumulated Depreciation	6,298	4,028
	$14,812	$10,051

Depreciation expense was approximately $2,300 and $1,600 for the six months ended November 30, 2014 and November 30, 2013, respectively.

NOTE 4 -  Other Receivables

Other receivables represent amounts returned to our diamond vendor in order to reduce older inventory on select generic diamonds that were not conducive to our current production of Aspiri cut diamond engagement rings. The Company does not expect to realize a loss on the sale of these components.

NOTE 5 -  Convertible Note Payable – Related Party

Convertible note payable to the Company’s president is summarized as follows:

	November 30, 2014	May 31, 2014
	(unaudited)
Note Payable, bearing interest at 4% per annum, and due December 31, 2015. The note is Convertible into shares of the Company’s Common stock at a conversion rate of $2 per share, subject to adjustment upon the occurrence of certain events including stock dividends, stock split or combinations and reclassifications.	$74,000	$74,000

NOTE 6 -  Loans Payable – Related Parties

Loans payable to related parties is summarized as follows:

	November 30, 2014	May 31, 2014
	(unaudited)
Loans payable to the Company’s President and CEO. The loans are payable on demand and non-interest bearing, and are subordinated to the factor.	$534,632	$359,632

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

On September 15, 2014 the Company issued $30,000, of unsecured, subordinated notes bearing 11% interest with 285 detachable and freely transferable warrants per $1,000 face value Note.  The notes are due on the second anniversary of their issue date with warrants exercisable within ten years from their issue date at an exercise price of $3.50.

Pursuant to ASC 470-20, the Company recorded the value of the warrants using the Black-Scholes method, which was determined to be approximately $369,000. A portion of the debt proceeds was allocated to the warrants as debt discount using the relative fair value method, which approximated $199,000. As the warrants contain fixed settlement provisions and the exercise price cannot be adjusted, the Company recorded the fair value of the warrants as additional paid in capital with a corresponding debt discount which will be amortized over the two-year term of the notes using the interest method. For the three and six months ended November 30, 2014, the Company recognized respectively $16,144 and $17,833 in amortization expense relating to these warrants.

MAIDEN LANE JEWELERY, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	November 30, 2014	May 31, 2014
	(unaudited)
Notes Payable, Par	$430,000	$—
Initial Debt Discount	(198,557)	—
Accumulated Amortization	17,833	—
Notes Payable, Net	$249,276	$—

The fair value of the warrants on the issuance date was calculated using the Black Scholes method with the following weighted average assumptions:

Dividend yield	0.00%
Volatility	310.78%
Risk-free interest rate	2.40%
Expected life (months)	120
Grant date price per share	$3.01
Warrants issued	122,550
Aggregate grant date fair value	$369,000

NOTE 8 -  Financing Agreement

On September 30, 2013 the Company entered into an Account Receivable Financing Agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”) pursuant to which Rosenthal shall provide the Company with a line of credit up to $1,000,000.  On October 6, 2014, this Accounts Receivable Financing Agreement was amended to increase the line of credit up to a maximum of $2,000,000. Loans made under the Accounts Receivable Financing Agreement bear interest at prime rate plus 3.5% (for an effective average rate of 7.5% for the three and six months ended November 30, 2014) and are subject to certain financial covenants.  As security for these loans, Rosenthal has placed liens on the Company’s accounts receivable, inventories, and all other assets.  In addition, the loans have been personally guaranteed by Yitzchok Gurary, and his parents, Mordechai Gurary and Leah Gurary. In addition, the Company has granted Rosenthal a Landlord Subordination agreement.

The Accounts Receivable Financing Agreement calls for the subordination of certain of the Company’s debt as follows:

Accounts Payable – Classique Creations, LLC	$500,000
Demand Loans Payable – Yitzchok Gurary	$210,000

In connection with the Accounts Receivable Finance Agreement, the Company has borrowed approximately $1.7 million net as of November 30, 2014.  Total draws and repayments for the six and three months ended November 30, 2014 totaled approximately $3.3 million and $1.6 million, respectively. The Accounts Receivable Financing Agreement expires September 30, 2015.

NOTE 9 -  Commitments and Contingencies

None.

NOTE 10 -  Related Party Transactions

On October 1, 2012 and revised on March 1, 2014 the Company entered into a one-year consulting agreement with Isaac Gurary, under which he was to provide certain business and corporate marketing services to the Company for an annual consulting fee of 3% of certain net sales during the term of the agreement.  The agreement automatically renews quarterly. As of November 30, 2014 the amount owed to Mr. Gurary was approximately $172,000.  In December 2014, such amounts were paid in full to Mr. Gurary. As of May 31, 2014, the Company had recorded accrued compensation to Mr. Gurary in the amount of approximately $104,000.  These amounts are included in accounts payable and accrued expenses respectively at November 30, 2014 and May 31, 2014, respectively.  Mr. Gurary serves as the Company’s President and is a significant stockholder of the Company.

MAIDEN LANE JEWELERY, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

During the six months ended November 30, 2014 and November 30, 2013, the Company purchased approximately 26% and 59%, respectively, of its merchandise from Classique Creations LLC (“Classique”), a company that is owned by the mother of the Company’s President.

Included in accounts payable at November 30, 2014 and May 31, 2014 are amounts owed to Classique totaling approximately $1.9 million and $1.5 million, respectively. Payment terms to Classique are one to twelve months and the manner of settlement is cash payment. Pursuant to the Accounts Receivable Financing Agreement (See Note 8), accounts payable to Classique totaling $500,000 are subordinated to the finance company.

The Company rents office space from a Company affiliated with the Company’s president on a month to month basis.  The agreement calls for rent at $2,060 per month.  Rent expense was approximately $13,000 and $14,000 for the six months ended November 30, 2014 and November 30, 2013, respectively.

NOTE 11 -  Stockholders’ Equity

On August 4, 2014 the Company issued 10,604 shares of common stock at a price per share of $3.10 for marketing services rendered during the year ended May 31, 2014.

In connection with the issuance of $430,000 principal notes payable (see Note 7), the Company issued 122,550 common stock purchase warrants. Such warrants have an exercise price of $3.50 per share and expire between August and September 2024. As of November 30, 2014, all common stock purchase warrants remained outstanding and exercisable with a weighted average exercise price of $3.50 per share and a remaining contractual life of 9.7 years.

NOTE 12 -  Major Suppliers and Customers

During the six months ended November 30, 2014 and November 30, 2013, the Company purchased approximately $1.3 million (approximately 26%) and $1.6 million (approximately 59%), respectively, of its merchandise from one manufacturer that is a related party (see Note 10).

In addition, the Company purchased merchandise from one vendor which amounted to approximately 56% of total purchases during the six months ended November 30, 2014.

Our three largest customers frequently vary from period to period. For the three and six months ended November 30, 2014, our three largest customers accounted for approximately 15% and 19% of our total revenues, respectively. For the three and six months ended November 30, 2013, our three largest customers accounted for approximately 25% and 13% of our total revenues, respectively.

NOTE 13 -  Income Taxes

Our effective tax rates were approximately (30%) and 36% for the six months ended November 30, 2014 and 2013, respectively.

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

Forward-Looking Statements

You should read the following discussion in conjunction with our financial statements and related notes thereto. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from management’s expectations. Our actual results could differ materially and adversely from those anticipated in such forward-looking statements as a result of certain factors.

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

A breakdown of sales for the three and six months ended November 30, 2014 and November 30, 2013, respectively:

	Three Months Ended November 30,		Six Months Ended November 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Aspiri Cut Rings	51%	—%	46%	—%
Complete Rings (not Aspiri)	29	53	35	67
Fashion Jewelry & Other	20	47	19	33

The three and six months ended November 30, 2014 had returns of Complete Rings that were not Aspiri Cut Rings as some customers substituted such rings for Aspiri Cut Rings.

 Employees

As of November 30, 2014, we had 7 full-time employees. Generally, our sales representatives are paid on a commission basis.

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

Set forth below is a discussion of our results of operations for the three and six months ended November 30, 2014 and ended November 30, 2013.

Sales Revenues

Quarter Ended November 30, 2014 and 2013. For the three months ended November 30, 2014, we had gross sales revenues of approximately $3.1 million, a 94% increase from $1.6 million of gross sales for the three months ended November 30, 2013. These revenues arose from the sale of jewelry to various retailers. For the three months ended November 30, 2014, we had net sales revenues of approximately $2.7 million an increase from $1.5 million of net sales for the three months ended November 30, 2013. For the three months ended November 30, 2014, net sales increased to approximately 149% relative to the prior quarter. This increase is attributable primarily to increased sales of our new Aspiri cut diamond engagement ring.

The primary difference between gross and net sales for each period relate to sales credits, returns and allowances adjustment which totaled approximately ($147,000) and $32,000 for the three months ended November 30, 2014 and 2013, respectively. The current amount for sales credits, returns and allowances are primarily related to previous and current non-Aspiri product sales. Although customers are generally not granted rights to return products after the purchase has been made, in certain circumstances, we accepted returns and issued credits although we were not contractually obligated to do so. On a quarterly basis, we estimate sales returns based on historical experience and record a provision for sales returns which are included in net sales. Our sales return reserve balance was approximately $188,000 and $65,000, respectively, at November 30, 2014 and May 31, 2014.

Our three largest customers frequently vary from period to period. For the three months ended November 30, 2014 and 2013, our three largest customers accounted for approximately 15% and 25% of our total revenues, respectively.

Six Months Ended November 30, 2014 and 2013. For the six months ended November 30, 2014, we had gross sales revenues of approximately $5.4 million, a 38% increase from $3.9 million of gross sales for the six months ended November 30, 2013. These revenues arose from the sale of jewelry to various retailers. For the six months ended November 30, 2014, we had net sales revenues of approximately $4.6 million an increase from $3.8 million of net sales for the six months ended November 30, 2013. The primary difference between gross and net sales for each period relate to sales credits, returns and allowances which totaled approximately $43,000 and $94,000 for the six months ended November 30, 2014 and 2013, respectively. The current amount for sales credits, returns and allowances are primarily related to previous and current non-Aspiri product sales.

Our three largest customers frequently vary from period to period. For the six months ended November 30, 2014 and 2013, our three largest customers accounted for approximately 19% and 13% of our total revenues, respectively.

Cost of Sales

Quarter Ended November 30, 2014 and 2013. Cost of Sales increased to approximately $2.0 million for the three months ended November 30, 2014 from $1.5 million for the three months ended November 30, 2013. Gross profit for the three months ended November 30, 2014 increased to approximately $705,000 from approximately $332,000 for the three months ended November 30, 2013. Gross margins on net sales for the three months ended November 30, 2014 and 2013 were approximately 25.8% and 21.8%, respectively. Before taking into account sales credits, returns and allowances, gross margins on gross sales for the three months ended November 30, 2014 and 2013 were approximately 34.8% and 23.5%, respectively. As previously noted, the current amount for sales credits, returns and allowances are primarily related to previous and current non-Aspiri product sales.

Six Months Ended November 30, 2014 and 2013. Cost of Sales increased to $3.5 million for the six months ended November 30, 2014 from $2.8 million for the six months ended November 30, 2013. Gross profit for the six months ended November 30, 2014 increased to approximately $1.0 million from approximately $999,000 for the six months ended November 30, 2013. Gross margins on net sales for the six months ended November 30, 2014 and 2013 were approximately 22.4% and 26.2%, respectively. Before taking into account sales credits, returns and allowances, gross margins on gross sales for the six months ended November 30, 2014 and 2013 were approximately 32.9% and 28.3%, respectively. As previously noted, the current amount for sales credits, returns and allowances are primarily related to previous and current non-Aspiri product sales.

Operating Expenses

General, Selling and Administrative

Quarter Ended November 30, 2014 and 2013. General, Selling and Administrative expenses were approximately $167,000 and approximately $165,000 for the three months ended November 30, 2014 and 2013, respectively. This increase is primarily attributed to an increase in website design for creating a custom retailer portal ($33,000), increased advertising and promotion costs ($9,000), increased insurance premiums for new director and officer’s insurance and healthcare policies ($19,000), offset by a $52,000 decrease in sales commissions (of which $41,000 is currently reclassified as officer’s compensation).

Six Months Ended November 30, 2014 and 2013. General, Selling and Administrative expenses were approximately $320,000 and approximately $379,000 for the six months ended November 30, 2014 and 2013, respectively. This decrease is primarily attributed to a $139,000 decrease in sales commissions (of which $68,000 is currently reclassified as officer’s compensation) offset by increases in website design for creating a custom retailer portal ($33,000), increased advertising and promotion costs ($22,000), increased insurance premiums for new director and officer’s insurance and healthcare policies ($39,000).

Officers’ Compensation

Quarter Ended November 30, 2014 and 2013. For the three months ended November 30, 2014, officers’ compensation was approximately $137,000 as compared to approximately $6,000 for the three months ended November 30, 2013. The increase in such expense is related to the hiring of in-house and full-time Chief Executive Officer and a Chief Operating Officer since the prior year. Prior to the internal hiring of such officers, the management of the company at the executive level was out-sourced and expensed in professional fees.

Six Months Ended November 30, 2014 and 2013. For the six months ended November 30, 2014, officers’ compensation was approximately $229,000 as compared to approximately $79,000 for the six months ended November 30, 2013. The increase in such expense is related to the hiring of in-house and full-time Chief Executive Officer and a Chief Operating Officer since the prior year. Prior to the internal hiring of such officers, the management of the company at the executive level was out-sourced and expensed in professional fees.

Professional and Consulting Fees

Quarter Ended November 30, 2014 and 2013. Professional and Consulting fees were approximately $191,000 for the three months ended November 30, 2014, an increase of $36,000 from approximately $155,000 for the three months ended November 30, 2013. The increase is primarily attributable to an increase in marketing expenses by $131,000 offset by a $91,000 decrease in outsourced executive management consulting fees.

Six Months Ended November 30, 2014 and 2013. Professional and Consulting fees were approximately $359,000 for the six months ended November 30, 2014 an increase of $8,000 from approximately $351,000 for the six months ended November 30, 2013. The increase is primarily attributable to an increase in marketing expenses by $202,000 and an increase of $14,000 in accounting and legal services offset by a $219,000 decrease in outsourced executive management consulting fees.

Other Income (Expenses)

Quarter Ended November 30, 2014 and 2013. For the three months ended November 30, 2014 and 2013, we had other expenses of approximately $66,000 and $14,000, respectively.  These expenses were primarily related to interest expense on accounts receivable financings of $1.7 million as of November 30, 2014 as compared to $978,000 at November 30, 2013. The amount of interest expense is dependent primarily on the interest rate charged and the average outstanding balance. For the three months ended November 30, 2014, the average outstanding balances on accounts receivable financings were $1.7 million and the average interest rate was 7.5%. In addition, for the three months ended November 30, 2014 includes approximately $16,000 for the amortization of debt discount on $430,000 of face amount unsecured notes with detachable warrants. Prior to November 30, 2013, there were no such notes.

Six Months Ended November 30, 2014 and 2013. For the six months ended November 30, 2014 and 2013, we had other expenses of approximately $98,000 and $15,000, respectively.  These expenses were primarily related to interest expense on accounts receivable financings of $1.7 million as of November 30, 2014 as compared to $978,000 at November 30, 2013. The amount of interest expense is dependent primarily on the interest rate charged and the average outstanding balance. For the six months ended November 30, 2014, the average outstanding balances on accounts receivable financings were $1.6 million and the average interest rate was 7.5%. In addition, for the six months ended November 30, 2014 includes approximately $18,000 for the amortization of debt discount on $430,000 of face amount unsecured notes with detachable warrants. Prior to November 30, 2013, there were no such notes.

Net Income (Loss)

Quarter Ended November 30, 2014 and 2013. As a result of the above, for the three months ended November 30, 2014, we had net income of $142,000 and net income after tax from operations of $104,000.  Net income per share was $0.01. For the three months ended November 30, 2013, we had a net loss from operations of $9,000 and net loss after tax of $13,000 after provision for income taxes of $4,000.  Net income per share was $0.00.

Six Months Ended November 30, 2014 and 2013. As a result of the above, for the six months ended November 30, 2014, we had net income of $15,000 and net income after tax from operations of $20,000.  Net income per share was $0.00. For the six months ended November 30, 2013, we had net income from operations of $176,000 and net income of $113,000 after provision for income taxes of $63,000.  Net income per share was $0.01.

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

At November 30, 2014, we had long term liabilities of $323,000, which represents a note payable to a related party for $74,000 and $430,000 of par notes payable less unamortized discount of $181,000.

On September 30, 2013 the Company entered into an Account Receivable Financing Agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”) pursuant to which Rosenthal shall provide the Company with a line of credit up to $1,000,000.  On October 6, 2014, this Accounts Receivable Financing Agreement was amended to increase the line of credit up to a maximum of $2,000,000. Loans made under the Accounts Receivable Financing Agreement bear interest at prime rate plus 3.5% (for an effective average rate of 7.5% for the three and six months ended November 30, 2014) and are subject to certain financial covenants.  As security for these loans, Rosenthal has placed liens on the Company’s accounts receivable, inventories, and all other assets.  In addition, the loans have been personally guaranteed by Yitzchok Gurary, and his parents, Mordechai Gurary and Leah Gurary. In addition, the Company has granted Rosenthal a Landlord Subordination agreement.

The Accounts Receivable Financing Agreement calls for the subordination of certain of the Company’s debt as follows:

Accounts Payable – Classique Creations, LLC	$500,000
Demand Loans Payable – Related Party	$210,000

In addition, the Company has granted Rosenthal a Landlord Subordination agreement.

In connection with the Accounts Receivable Financing Agreement, the Company has borrowed approximately $1.7 million as of November 30, 2014.  The Accounts Receivable Financing Agreement expires September 30, 2015.

At November 30, 2014 we had working capital of $1.2 million. As of November 30, 2014 we had $2,000 in cash and cash equivalents.

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

Given that we do not hedge or enter into derivate contracts to address commodity price risks, we believe that such risk is immaterial as of November 30, 2014 and 2013.

Interest Rate Risk

Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net income as a result of interest expense incurred on outstanding debt.

We are subject to market risk associated with changes in the prime rate in connection with the Account Receivable Financing Agreement. If short-term interest rates or the prime rate averaged 10% more or less, interest expense would have changed by less than approximately $10,000 for the six months ended November 30, 2014.

We did not hold any derivative financial instruments for hedging purposes as of November 30, 2014 or 2013.

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

MAIDEN LANE JEWELRY, LTD.
(Registrant)

Date: January 6, 2015	By:	/s/ Michael Wirth
Michael Wirth
Chief Executive Officer,

