Form 10-Q
period 2015-02-28
Maiden Lane Jewelry, Ltd.
filed 2015-04-14
CIK 1574097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

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

As of March 31, 2015, there were 10,494,428 shares of the registrant’s common stock outstanding.

MAIDEN LANE JEWELRY, LTD.

MAIDEN LANE JEWELRY, LTD.

CONDENSED BALANCE SHEET

	February 28,	May 31,
	2015	2014
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$12,818	$15,269
Accounts Receivable, Net	3,850,987	1,594,010
Inventories	2,272,658	2,094,929
Prepaid Expenses	92,744	64,092
Deferred Taxes	100,840	85,840
Total Current Assets	6,330,047	3,854,140
Property and Equipment, Net	13,633	10,051
Security Deposits	2,000	2,000
Total Assets	$6,345,680	$3,866,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$2,565,833	$1,895,906
Accrued Expenses	18,471	49,474
Loans Payable - Factor	1,751,931	826,284
Loans Payable – Related Parties, net of discount of $11,058	697,774	359,632
Common Stock to be Issued	—	32,871
Income Taxes Payable	59,688	—
Total Current Liabilities	5,093,697	3,164,167
Long-Term Debt:
Notes Payable, net of debt discount of $162,865	267,136	—
Convertible Note Payable – Related Party	74,000	74,000
Total Liabilities	5,434,833	3,238,167

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock, $.0001 par value; 10,000,000 shares authorized, none issued and outstanding at February 28, 2015 and May 31, 2014	-	-
Common Stock, $.0001 par value; 50,000,000 shares authorized, 10,494,428 and 10,466,250 shares issued and outstanding at February 28, 2015 and May 31, 2014, respectively	1,049	1,047
Additional Paid-In Capital	1,202,455	895,555
Accumulated Deficit	(292,657)	(268,578)
Total Stockholders’ Equity	910,847	628,024
Total Liabilities and Stockholders’ Equity	$6,345,680	$3,866,191

The accompanying notes are an integral part of these financial statements.

MAIDEN LANE JEWELRY, LTD.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2015	2014	2015	2014

Sales - Net	$2,160,415	$789,030	$6,725,446	$4,605,345

Costs and Expenses:
Cost of Sales	1,514,926	905,977	5,056,820	3,723,140
Officers’ Compensation	121,874	20,833	350,394	99,389
Professional and Consulting Fees	108,341	81,708	466,935	432,875
Selling, General and Administrative Expenses	314,951	52,625	635,219	428,882
Provision for Bad Debts	4,069	—	6,848	1,824
Total Costs and Expenses	2,064,161	1,061,143	6,516,216	4,686,110

Income from Operations	96,254	(272,113)	209,230	(80,765)

Other Income (Expense):
Interest Expense – Related Party	(730)	(714)	(2,214)	(2,194)
Interest Expense – Related Party Loans Payable	(11,519)	—	(11,519)	—
Interest Expense – Notes Payable	(11,825)	—	(24,737)	—
Interest Expense – Accounts Receivable Financings	(43,564)	(31,434)	(109,083)	(44,904)
Amortization of Debt Discount	(17,859)	—	(35,692)	—
Total Other Income and (Expenses)	(85,497)	(32,148)	(183,245)	(47,098)

Income (Loss) before Income Tax Provision (Benefit)	10,757	(304,261)	25,985	(127,863)
Income Tax Provision (Benefit)	54,564	(57,874)	50,064	5,026
Net Loss	$(43,807)	$(246,387)	$(24,079)	$(132,889)

Loss Per Common Share - Basic and Diluted	$(0.00)	$(0.02)	$(0.00)	$(0.01)
Basic and Diluted Weighted Average Shares	10,490,132	10,441,250	10,478,745	10,387,404

The accompanying notes are an integral part of these financial statements.

MAIDEN LANE JEWELRY, LTD.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED FEBRUARY 28, 2015

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, May 31, 2014	10,466,250	$1,047	$895,555	$(268,578)	$628,024
Issuance of Common Stock for payment of Common Stock to be issued	10,604	1	32,870	-	32,871
Issuance of Common Stock for services	17,574	1	52,896	-	52,897
Debt Discount on Loans Payable	-	-	22,577	-	22,577
Debt Discount on Notes Payable	-	-	198,557	-	198,557
Net Income for the nine months ended February 28, 2015	-	-	-	(24,079)	(24,079)
Balance, February 28, 2015	10,494,428	$1,049	$1,202,455	$(292,657)	$910,847

The accompanying notes are an integral part of these financial statements.

MAIDEN LANE JEWELRY, LTD.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended	Nine Months Ended
	February 28,	February 28,
	2015	2014
Cash Flows from Operating Activities:
Net Loss	$(24,079)	$(132,889)
Adjustments to Reconcile Net Loss to Net Cash (Used) in Operating Activities:
Depreciation	3,449	2,405
Amortization of Note Discount	47,211	—
Common Stock Issued for Services	52,897	175,000
Deferred Taxes	(15,000)	—
Reserve for Doubtful Accounts and Sales Returns and Allowances	108,091	1,824
Changes in Assets and Liabilities:
(Increase) in Accounts Receivable	(2,365,067)	(1,032,751)
(Increase) Decrease in Inventories	(177,729)	476,026
(Increase) Decrease in Prepaid Expenses	(28,652)	(168,733)
Increase (Decrease) in Accounts Payable	669,927	(199,133)
(Decrease) in Accrued Expenses	(31,003)	(60,056)
Increase (Decrease) in Income Taxes Payable	59,687	(36,600)
Net Cash (Used) in Operating Activities	(1,700,268)	(974,907)

Cash Flows from Investing Activities:
Capital Expenditures	(7,032)	(1,150)
Net Cash (Used) In Investing Activities	(7,032)	(1,150)

Cash Flows from Financing Activities:
Payments of Offering Costs	—	(15,000)
Proceeds of Note Issuance	430,000	—
Proceeds of Loans Payable – Related Parties	1,094,300	354,632
Payments of Loans Payable – Related Parties	(745,100)	(145,000)
Proceeds from Loans Payable – Factor	5,455,601	2,907,500
Repayments to Loans Payable – Factor	(4,529,952)	(2,161,539)
Net Cash Provided by Financing Activities	1,704,849	940,593

Decrease in Cash and Cash Equivalents	(2,451)	(35,464)

Cash and Cash Equivalents – Beginning of Period	15,269	39,086

Cash and Cash Equivalents – End of Period	$12,818	$3,622

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$118,375	$40,808
Income Taxes Paid	$—	$27,194

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Debt Discount on Notes Payable	$198,557	$—
Issuance of 10,604 shares of Common Stock as consideration for payment of obligation to issue common stock	$32,871	$—
Discount on Loans Payable – Related Parties	$22,576	$—

The accompanying notes are an integral part of these financial statements.

MAIDEN LANE JEWELERY, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies

Organization and Basis of Presentation

Maiden Lane Jewelry, Ltd., formerly Romantique Ltd., (“the Company”) was incorporated on September 6, 2012 under the laws of the State of New York.  The Company is a wholesaler and manufacturer of jewelry including pendants, bracelets and earrings.  The Company began operations on October 1, 2012 by selling fashion rings, pendants, earrings and bracelets to independent retailers. In December 2012, the Company commenced a line of bridal (engagement) rings, featuring both settings and diamonds. In February 2014 the Company began the sale of bridal engagement rings featuring uniquely cut diamonds which in May 2014 was branded as an AspiriTM cut diamond. The Company expanded its Aspiri cut diamond line in November 2014 to include pendants and earrings. Beginning in February 2015, the Company decided to phase out its line of fashion jewelry in order to focus on its Aspiri cut diamond engagement rings, pendants and jewelry.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with a maturity of three months or less to be cash equivalents.  As of February 28, 2015 and May 31, 2014, the Company did not have any cash equivalents.

Inventories

Raw materials are stated at the lower of cost or market, with cost determined by specific identification for unique items (such as diamond stones, each with a particular carat weight, color, clarity and cut) and using the first-in, first-out method for generic items or styles (certain semi-mounts and fashion jewelry). Finished goods the Company fabricates are stated at the lower of cost or market, with cost determined by specific identification for each component making up the item plus direct labor and other fees (primarily diamond certification).

Property and Equipment

Property and equipment is carried at cost less accumulated depreciation.  Depreciation is computed by the straight-line method over the estimated useful lives of the related assets, which is generally five years.

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB No. 104), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB No. 101).  SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowance, and other adjustments are provided for in the same period the related sales are recorded. Provision for sales returns and allowances that were netted against sales amounted to $35,000 and $72,000 for the nine months ended February 28, 2015 and February 28, 2014, respectively.

Concentration of Credit Risks

The Company primarily sells its products to retail jewelers focused on mid-to-high end consumers. Customers typically receive payment terms of ratable monthly payments over 90 to 120 days with exceptions based on credit quality or other terms and conditions.  As a result, the Company is exposed to credit risk on its accounts receivable. The Company generally seeks to mitigate such risk by performing credit checks through jeweler trade associations it is a member of, by attending trade shows which selectively invite retailer attendees based on their credit worthiness and by checking references with other jewelers in the industry.

MAIDEN LANE JEWELERY, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company may maintain cash balances at financial institutions which at times may exceed the current Federal Deposit Insurance Corporation (“FDIC”) limit of $250,000 during the year.

Sales

The Company’s sales are comprised of primarily three major products: Aspiri Cut Rings, Complete Rings and Fashion Jewelry. The Company may also on occasion sell loose stone inventory.

A breakdown of sales for the three and nine months ended February 28, 2015 and 2014, respectively:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

AspiriTM Cut Jewelry	42%	5%	42%	1%
Complete Rings (not Aspiri)	11	75	14	69
Fashion Jewelry & Other	47	20	44	30

In February 2014 the Company began the sale of Aspiri bridal engagement rings. At the end of February 2015, the Company decided to phase out its line of fashion jewelry in order to focus on its Aspiri cut diamond engagement rings, pendants and jewelry. The three and nine months ended February 28, 2015 had returns of Complete Rings that were not Aspiri cut rings as some customers substituted such rings for Aspiri cut rings.

Advertising Costs

Advertising and show costs are charged to operations when incurred.  Advertising costs during the nine months ended February 28, 2015 and 2014 were $197,000 and $41,000, respectively.

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

Net Income (Loss) Per Share

Basic income (loss) per share is computed by dividing the Company’s net income (loss) by the weighted average number of common shares outstanding during the period presented. Diluted income (loss) per share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of warrants and conversion of debentures. Potentially dilutive securities as of February 28, 2015 consisted of 37,000 common shares from convertible debentures and 122,550 common shares from outstanding warrants. Potentially dilutive securities as of February 28, 2014 consisted of 37,000 common shares from convertible debentures. For each period, the diluted and basic weighted average shares were the same, as potentially dilutive shares were anti-dilutive.

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

MAIDEN LANE JEWELERY, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09 (ASU 2014- 09), "Revenue from Contracts with Customers." ASU 2014-09 superseded the revenue recognition requirements in "Revenue Recognition (Topic 605)", and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflect the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014- 09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. ASU 2014-09 is not expected lo have a material impact on the Company's financial position or results of operations.

Management does not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

NOTE 2 -  Inventories

Inventories consist of the following:

	February 28, 2015	May 31, 2014
	(unaudited)

Raw Materials	$701,378	$257,598
Finished Goods	1,571,280	1,837,331
Total Inventory	$2,272,658	$2,094,929

Inventories are pledged as security for the Company’s Accounts Receivable Financing Agreement (see Note 7).

NOTE 3 -  Property and Equipment

Property and equipment consists of the following:

	February 28, 2015	May 31, 2014
	(unaudited)

Office Equipment	$15,493	$9,271
Computers	5,617	4,808
	21,110	14,079
Less: Accumulated Depreciation	7,477	4,028
	$13,633	$10,051

Depreciation expense was approximately $3,400 and $2,400 for the nine months ended February 28, 2015 and February 28, 2014, respectively.

NOTE 4 -  Convertible Note Payable – Related Party

Convertible note payable to the Company’s president is summarized as follows:

	February 28, 2015	May 31, 2014
	(unaudited)

Note Payable, bearing interest at 4% per annum, and due December 31, 2015. The note is Convertible into shares of the Company’s Common stock at a conversion rate of $2 per share, subject to adjustment upon the occurrence of certain events including stock dividends, stock split or combinations and reclassifications.	$74,000	$74,000

NOTE 5 -  Loans Payable – Related Parties

Loans payable to related parties is summarized as follows:

	February 28, 2015	May 31, 2014
	(unaudited)

Loans payable to the Company’s President and CFO. The loans are payable on demand and non-interest bearing, and are subordinated to the factor. Interest has been imputed at 3.25% per annum and the Company has recorded a debt discount of $22,576 against Additional Paid-In Capital. This discount is being amortized over two years.	$697,774	$359,632

MAIDEN LANE JEWELERY, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

A portion of this loan in the amount of $210,000 is subordinated to the factor. On March 6, 2015, the Company entered into a 4% $600,000 loan with a maturity date of December 31, 2016 with the Company’s President and CFO.

NOTE 6 -  Unsecured Notes Payable

On August 18, 2014, August 25, 2014 and September 15, 2014 the Company issued $250,000, $150,000 and $30,000, respectively, of unsecured, subordinated notes bearing 11% interest with 285 detachable and freely transferable warrants per $1,000 face value Note.  The notes are due on the second anniversary of their issue date with warrants exercisable within ten years from their issue date at an exercise price of $3.50. The notes issued on August 25, 2014 are to an entity controlled by the brother of the Company’s president.

Pursuant to ASC 470-20, the Company recorded the value of the warrants using the Black-Scholes method, which was determined to be approximately $369,000. A portion of the debt proceeds was allocated to the warrants as debt discount using the relative fair value method, which approximated $199,000. As the warrants contain fixed settlement provisions and the exercise price cannot be adjusted, the Company recorded the fair value of the warrants as additional paid in capital with a corresponding debt discount which will be amortized over the two-year term of the notes using the interest method. For the three months ended February 28, 2015, the Company recognized approximately $18,000 in amortization expense relating to these warrants.

	February 28, 2015	May 31, 2014
	(unaudited)

Notes Payable, Par	$430,000	$—
Initial Debt Discount	(198,557)	—
Accumulated Amortization	35,693	—
Notes Payable, Net	$267,136	$—

The fair value of the warrants on the issuance date was calculated using the Black-Scholes method with the following weighted average assumptions:

Dividend yield	0.00%
Volatility	310.78%
Risk-free interest rate	2.40%
Expected life (months)	120
Grant date price per share	$3.01
Warrants issued	122,550
Aggregate grant date fair value	$369,000

NOTE 7 -  Financing Agreement

On September 30, 2013 the Company entered into an Account Receivable Financing Agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”) pursuant to which Rosenthal shall provide the Company with a line of credit up to $1,000,000.  On October 6, 2014, this Accounts Receivable Financing Agreement was amended to increase the line of credit up to a maximum of $2,000,000. Loans made under the Accounts Receivable Financing Agreement bear interest at prime rate plus 3.5% (for an effective average rate of 7.5% for the three and nine months ended February 28, 2015) and are subject to certain financial covenants.  As security for these loans, Rosenthal has placed liens on the Company’s accounts receivable, inventories, and all other assets.  In addition, the loans have been personally guaranteed by Yitzchok Gurary, and his parents, Mordechai Gurary and Leah Gurary. In addition, the Company has granted Rosenthal a Landlord Subordination agreement.

The Accounts Receivable Financing Agreement calls for the subordination of certain of the Company’s debt as follows:

Accounts Payable – Classique Creations, LLC	$500,000
Demand Loans Payable – Yitzchok Gurary	$210,000

In connection with the Accounts Receivable Finance Agreement, the Company has borrowed approximately $1.7 million net as of February 28, 2015.  Total draws and repayments for the nine months ended February 28, 2015 totaled approximately $5.5 million and $4.5 million, respectively. The Accounts Receivable Financing Agreement expires September 30, 2015.

MAIDEN LANE JEWELERY, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On March 9, 2015, this Accounts Receivable Financing Agreement was amended to increase the line of credit up to a maximum of $2,500,000 effective as of March 1, 2015.

NOTE 8 -  Commitments and Contingencies

None.

NOTE 9 -  Related Party Transactions

On October 1, 2012 the Company entered into a one-year consulting agreement with Isaac Gurary, under which he was to provide certain business and corporate marketing services to the Company for an annual consulting fee of 3% of certain net sales during the term of the agreement.  This agreement was amended on December 1, 2014 to exclude certain sales made at selected jewelry shows by trade organizations for which the Company is a designated vendor. As of February 28, 2015 and May 31, 2014 the amount of accrued compensation owed to Mr. Gurary was approximately $21,000 and $104,000, respectively. Mr. Gurary serves as the Company’s President and CFO and is a significant stockholder of the Company.

During the nine months ended February 28, 2015 and February 28, 2014, the Company purchased approximately 28% and 68%, respectively, of its merchandise from Classique Creations LLC (“Classique”), a company that is owned by the mother of the Company’s President.

Included in accounts payable at February 28, 2015 and May 31, 2014 are amounts owed to Classique totaling approximately $1.9 million and $1.5 million, respectively. Payment terms to Classique are one to twelve months and the manner of settlement is cash payment. Pursuant to the Accounts Receivable Financing Agreement (See Note 8), accounts payable to Classique totaling $500,000 are subordinated to the finance company.

The Company rents office space from a Company affiliated with the Company’s president on a month to month basis.  The agreement calls for rent at $2,060 per month.  Rent expense was approximately $20,000 and $21,000 for the nine months ended February 28, 2015 and February 28, 2014, respectively.

NOTE 10 -  Stockholders’ Equity

On August 4, 2014 the Company issued 10,604 shares of common stock at a price per share of $3.10 for $32,871 of marketing services rendered during the year ended May 31, 2014. On December 23, 2014 the Company issued 17,574 shares of common stock at a price per share of $3.01 for $52,877 of marketing services rendered during the three months ended February 28, 2015. Neither issuance of these shares has been registered.

In connection with the issuance of $430,000 principal notes payable, the Company issued 122,550 common stock purchase warrants. Such warrants have an exercise price of $3.50 per share and expire between August and September 2024. As of February 28, 2015, all common stock purchase warrants remained outstanding and exercisable with a weighted average exercise price of $3.50 per share and a remaining contractual life of 9.5 years.

NOTE 11 -  Major Suppliers and Customers

During the nine months ended February 28, 2015 and February 28, 2014, the Company purchased approximately $1.9 million (approximately 28%) and $1.5 million (approximately 68%), respectively, of its merchandise from one manufacturer that is a related party (see Note 10).

In addition, the Company purchased merchandise from one vendor which amounted to approximately 52% of total purchases during the nine months ended February, 28 2015.

Our three largest customers frequently vary from period to period. For the three and nine months ended February 28, 2015, our three largest customers accounted for approximately 32% and 19% of our total revenues, respectively..

NOTE 12 -  Income Taxes

Our effective tax rates were approximately 193% and 4% for the nine months ended February 28, 2015 and 2014, respectively.

NOTE 13 -  Subsequent Events

On March 9, 2015 the Company amended its Accounts Receivable Financing Agreement to increase the line of credit up to a maximum of $2,500,000, effective as of March 1, 2015. See Note 7.

On March 6, 2015 the Company entered into a 4%, $600,000 loan with a maturity date of December 31, 2016 with the Company’s President and CFO. See Note 5.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note About References To Maiden Lane Jewelry, Ltd. TM

In this Form 10-Q the “Company”, “Maiden Lane”, “we”, “us” and “our” refer to Maiden Lane Jewelry, Ltd.TM unless the context otherwise requires.

Note About Trademarks

Maiden Lane Jewelry, Ltd.TM, our logo and other trademarks of Maiden Lane Jewelry, Ltd. (including “Aspiri”TM and “C5”TM) are the property of Maiden Lane Jewelry, Ltd. All other trademarks or trade names referred to in this Annual Report are the property of their respective owners.

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

Overview

We are a wholesaler and manufacturer of jewelry with sales to independent jewelry retailers. Our primary sales are complete engagement rings with a focus on bridal jewelry featuring uniquely cut stones and settings. Other jewelry sales include pendants, bracelets and earrings.  In connection with recent branding efforts, on May 27, 2014, we amended our certificate of incorporation to change our name from Romantique Jewelry Ltd. to Maiden Lane Jewelry, Ltd.

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

As part of a major sales roll-out for this new product, we branded and began marketing such uniquely cut diamonds as the AspiriTM (“Aspiri”) cut diamond in May 2014. In addition, in July 2014 we began to broaden the collection of Aspiri products by producing pendants and earrings; given production lead times for these products and styles, our first significant sales of this product expansion occurred in November 2014.

We believe that there are competitive barriers to entry for our Aspiri products, including the sourcing of rough diamonds, cutting technique and limitations on mass production (as each stone is unique as well as the engagement ring mountings). The creation of an Aspiri cut diamond does not lend itself to mass production whereby approximately 92% of diamonds are cut and polished by lower cost, high volume Asian and Russian cutters which rely primarily on the manufacture of similar and common cuts rather than the careful evaluation and cutting tailored to the unique attributes of each stone. Instead, the rough for each diamond is carefully evaluated and uniquely cut whereby the dimensions, faceting and other factors are taken into consideration to maximize the face coverage of the diamond while maintaining its brilliance. Similarly, our ring and jewelry mountings are not mass produced. Instead of a one-size fits many approach and because each Aspiri stone is unique, our mountings are custom designed around the stone.

Our Aspiri cut engagement rings, including both stone and setting, show the center Aspiri diamond to its best advantage, i.e. accentuating its brilliance and hiding its imperfections. To maintain high quality standards, our manufacturing of the ring mountings and setting of stones is done in the United States. We believe that our line of Aspiri bridal, pendant and earring jewelry will appeal to both retailers and customers due to their perceived size, quality, cost and value.

Our corporate website is located at www.maidenlaneltd.com.

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

Description of Revenues

Prior to December 2012, most of our revenues were generated through the sale of rings, pendants, necklaces and earrings with stones such as diamonds, rubies and emeralds (“Fashion Jewelry”). In December 2012, we launched our line of bridal engagement rings inclusive of its diamond center stone (“Complete Rings”) and in February 2014, we began to sell our AspiriTM cut diamond engagement ring. In November 2014, we began the sales of our expanded Aspiri product line which includes pendants and earrings.

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

Our plan is to expand our Aspiri bridal ring sales which we believe are less seasonal and less subject to economic downturn.

Our sales are comprised of primarily three major products: Aspiri Cut Rings, Complete Rings and Fashion Jewelry. We may also on occasion sell loose stone inventory.

A breakdown of sales for the three and nine months ended February 28, 2015 and 2014, respectively:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

AspiriTM Cut Jewelry	42%	5%	42%	1%
Complete Rings (not Aspiri)	11	75	14	69
Fashion Jewelry & Other	47	20	44	30

In February 2014 we began the sale of Aspiri bridal engagement rings. At the end of February 2015, we decided to phase out our line of fashion jewelry in order to focus on its Aspiri cut diamond engagement rings, pendants and jewelry. The three and nine months ended February 28, 2015 had returns of Complete Rings that were not Aspiri cut rings as some customers substituted such rings for Aspiri Cut Rings.

We expanded our Aspiri cut diamond line in November 2014 to include pendants and earrings. A breakdown of Aspiri jewelry to total sales for the three and nine months ended February 28, 2015 and 2014, respectively:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Aspiri Engagement Rings	37%	5%	39%	1%
Aspiri Engagement Pendants	3	0	2	0
Aspiri Engagement Earrings	2	0	1	0

 Employees

As of February 28, 2015, we had 8 full-time employees. Generally, our sales representatives are paid on a commission basis.

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

Set forth below is a discussion of our results of operations for the three and nine months ended February 28, 2015 and ended February 28, 2014.

Sales Revenues

Quarter Ended February 28, 2015 and 2014. For the three months ended February 28, 2015, we had net sales revenues of approximately $2.2 million, a 279% increase from $789,000 of net sales for the three months ended February 28, 2014. These revenues arose from the sale of jewelry to various retailers.

In addition, in December 2014, the Company became a vendor member of the Independent Jewelers Association (“IJO”), a consortium of over 800 credit qualified, independent jeweler retailers across the country. Becoming a member of the IJO is by invitation only and includes a vetting process regarding a vendor’s product, stability, customer service and financial capabilities. The Company’s access to IJO’s retailers is primarily through two jewelry shows held each year, the first of which was held at the end of February. Over 20% of the current quarter’s gross sales occurred during this show.

The primary difference between gross and net sales for each period relate to sales credits, returns and allowances adjustment which totaled credits of approximately $78,000 and $22,000 for the three months ended February 28, 2015 and 2014, respectively. The current amount for sales credits, returns and allowances are primarily related to previous and current non-Aspiri product sales. Although customers are generally not granted rights to return products after the purchase has been made, in certain circumstances, we accepted returns and issued credits although we were not contractually obligated to do so. On a quarterly basis, we estimate sales returns based on historical experience and record a provision for sales returns which are included in net sales. Our sales return reserve balance was approximately $186,000 and $19,000, respectively, at February 28, 2015 and May 31, 2014.

In addition, at the end of February 2015, we decided to phase out our line of fashion jewelry in order to focus on its Aspiri cut diamond engagement rings, pendants and jewelry. In so doing, we sold much of our remaining fashion line inventory with further discounts and reduced margins. Our three largest customers frequently vary from period to period. For the three months ended February 28, 2015 and 2014, our three largest customers accounted for approximately 32% and 25% of our total revenues, respectively.

Nine Months Ended February 28, 2015 and 3014. For the nine months ended February 28, 2015, we had net sales revenues of approximately $6.7 million, a 146% increase from $4.6 million of net sales for the nine months ended February 28, 2014. These revenues arose from the sale of jewelry to various retailers.

The primary difference between gross and net sales for each period relate to sales credits, returns and allowances adjustment which totaled approximately $1.9 million and $227,000 for the nine months ended February 28, 2015 and 2014, respectively. The current amount for sales credits, returns and allowances are primarily related to previous and current non-Aspiri product sales. Although customers are generally not granted rights to return products after the purchase has been made, in certain circumstances, we accepted returns and issued credits although we were not contractually obligated to do so. On a quarterly basis, we estimate sales returns based on historical experience and record a provision for sales returns which are included in net sales.

Our three largest customers frequently vary from period to period. For the nine months ended February 28, 2015 and 2014, our three largest customers accounted for approximately 19% and 13% of our total revenues, respectively.

Cost of Sales

Quarter Ended February 28, 2015 and 2014. Cost of Sales increased to approximately $1.5 million for the three months ended February 28, 2015 from $905,000 for the three months ended February 28, 2014. Gross profit for the three months ended February 28, 2015 increased to approximately $645,000 from a loss of approximately $117,000 for the three months ended February 28, 2014. Gross margins on net sales for the three months ended February 28, 2015 and 2014 were approximately 29.9% and -14.8%, respectively. Before taking into account sales credits, returns and allowances, gross margins on gross sales for the three months ended February 28, 2015 and 2014 were approximately 54.4% and 0.5%, respectively. As previously noted, the current amount for sales credits, returns and allowances are primarily related to previous and current non-Aspiri product sales.

Nine Months Ended February 28, 2015 and 2014. Cost of Sales increased to $5.1 million for the nine months February 28, 2015 from $3.7 million for the nine months ended February 28, 2014. Gross profit for the nine months ended February 28, 2015 increased to approximately $1.7 million from approximately $882,000 for the nine months ended February 28, 2014. Gross margins on net sales for the nine months ended February 28, 2015 and 2014 were approximately 24.8% and 19.2%, respectively. Before taking into account sales credits, returns and allowances, gross margins on gross sales for the nine months ended February 28, 2015 and 2014 were approximately 41.7% and 23.1%, respectively. As previously noted, the current amount for sales credits, returns and allowances are primarily related to previous and current non-Aspiri product sales.

Operating Expenses

General, Selling and Administrative

Quarter Ended February 28, 2015 and 2014.  General, Selling and Administrative expenses were approximately $315,000 and approximately $53,000 for the three months ended February 28, 2015 and 2014, respectively. This increase is primarily attributed to an advertising and show expense of $90,000, increased sales commissions of $85,000, increased insurance premiums for new director and officer’s insurance and healthcare policies $19,000, and increased travel expenses (related to jewelry shows) of $21,000.

Nine Months Ended February 28, 2015 and 2014.  General, Selling and Administrative expenses were approximately $635,000 and approximately $429,000 for the nine months ended February 28, 2015 and 2014, respectively. This increase is primarily attributed to advertising and show expense of $152,000, increased insurance premiums for new director and officer’s insurance and healthcare policies $58,000, and increased travel expenses (related to jewelry shows) of $19,000.

Officers’ Compensation

Quarter Ended February 28, 2015 and 2014. For the three months ended February 28, 2015, officers’ compensation was approximately $122,000 as compared to approximately $21,000 for the three months ended February 28, 2014. The increase in such expense is related to the hiring of in-house and full-time Chief Executive Officer and a Chief Operating Officer since the prior year. Prior to the internal hiring of such officers, the management of the company at the executive level was out-sourced and expensed in professional fees.

Nine Months Ended February 28, 2015 and 2014. For the nine months ended February 28, 2015, officers’ compensation was approximately $350,000 as compared to approximately $99,000 for the nine months ended February 28, 2014. The increase in such expense is related to the hiring of in-house and full-time Chief Executive Officer and a Chief Operating Officer since the prior year. Prior to the internal hiring of such officers, the management of the company at the executive level was out-sourced and expensed in professional fees.

Professional and Consulting Fees

Quarter Ended February 28, 2015 and 2014.  Professional and Consulting fees were approximately $108,000 for the three months ended February 28, 2015, an increase of $26,000 from approximately $82,000 for the three months ended February 28, 2014. The increase is primarily attributable to an increase in marketing expenses by $19,000, recruiting fees of $32,000 and increased accounting fees of $12,000 offset by a $15,000 decrease in modeling fees and a $12,000 decrease in legal fees.

Nine Months Ended February 28, 2015 and 2014.  Professional and Consulting fees were approximately $467,000 for the nine months ended February 28, 2015 an increase of $34,000 from approximately $433,000 for the nine months ended February 28, 2014. The increase is primarily attributable to an increase in marketing expenses by $221,000 and increased accounting fees of $19,000 offset by a $224,000 decrease in outsourced executive management consulting fees.

Other Income (Expenses)

Quarter Ended February 28, 2015 and 2014. For the three months ended February 28, 2015 and 2014, we had other expenses of approximately $85,000 and $32,000, respectively.  These expenses were primarily related to interest expense on accounts receivable financings of $1.7 million as of February 28, 2015 as compared to $746,000 at February 28, 2014. The amount of interest expense is dependent primarily on the interest rate charged and the average outstanding balance. For the three months ended February 28, 2015, the average outstanding balances on accounts receivable financings were $1.7 million and the average interest rate was 7.5%. In addition, for the three months ended February 28, 2015 includes approximately $18,000 for the amortization of debt discount on $430,000 of face amount unsecured notes with detachable warrants. Prior to February 28, 2014, there were no such notes.

Nine Months Ended February 28, 2015 and 2014. For the nine months ended February 28, 2015 and 2014, we had other expenses of approximately $183,000 and $47,000, respectively.  These expenses were primarily related to interest expense on accounts receivable financings of $1.7 million as of February 28, 2015 as compared to $746,000 at February 28, 2014. The amount of interest expense is dependent primarily on the interest rate charged and the average outstanding balance. For the nine months ended February 28, 2015, the average outstanding balances on accounts receivable financings were $1.6 million and the average interest rate was 7.5%. In addition, for the nine months ended February 28, 2015 includes approximately $36,000 for the amortization of debt discount on $430,000 of face amount unsecured notes with detachable warrants. Prior to February 28, 2014, there were no such notes.

 Net Income (Loss)

Quarter Ended February 28, 2015 and 2014. As a result of the above, for the three months ended February 28, 2015, we had net income of $11,000 and net loss after tax from operations of $44,000.  Net income per share was $0.00. For the three months ended February 28, 2014, we had a net loss from operations of $305,000 and net loss after tax of $246,000 after provision for income taxes of $58,000.  Net income per share was $0.02.

Nine Months Ended February 28, 2015 and 2014. As a result of the above, for the nine months ended February 28, 2015, we had net income of $26,000 and net loss after tax from operations of $24,000.  Net loss per share was $0.00. For the nine months ended February 28, 2014, we had a net loss from operations of $128,000 and net loss of $133,000 after provision for income taxes of $5,000.  Net income per share was $0.01.

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

At February 28, 2015, we had long term liabilities of $341,000, which represents a note payable to a related party for $74,000 and $430,000 of par notes payable less unamortized discount of $162,000.

On September 30, 2013 the Company entered into an Account Receivable Financing Agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”) pursuant to which Rosenthal shall provide the Company with a line of credit up to $1,000,000.  On October 6, 2014, this Accounts Receivable Financing Agreement was amended to increase the line of credit up to a maximum of $2,000,000. Loans made under the Accounts Receivable Financing Agreement bear interest at prime rate plus 3.5% (for an effective average rate of 7.5% for the three and nine months ended February 28, 2015) and are subject to certain financial covenants.  As security for these loans, Rosenthal has placed liens on the Company’s accounts receivable, inventories, and all other assets.  In addition, the loans have been personally guaranteed by Yitzchok Gurary, and his parents, Mordechai Gurary and Leah Gurary. In addition, the Company has granted Rosenthal a Landlord Subordination agreement.

On March 9, 2015 the Company amended its Accounts Receivable Financing Agreement to increase the line of credit up to a maximum of $2,500,000. See Notes 7 and 13.

The Accounts Receivable Financing Agreement calls for the subordination of certain of the Company’s debt as follows:

Accounts Payable – Classique Creations, LLC	$500,000
Demand Loans Payable – Related Party	$210,000

In addition, the Company has granted Rosenthal a Landlord Subordination agreement.

In connection with the Accounts Receivable Financing Agreement, the Company has borrowed approximately $1.7 million as of February 28, 2015.  The Accounts Receivable Financing Agreement expires September 30, 2015.

At February 28, 2015 we had working capital of $1.2 million. As of February 28, 2015 we had $13,000 in cash and cash equivalents.

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

Given that we do not hedge or enter into derivate contracts to address commodity price risks, we believe that such risk is immaterial as of February 28, 2015 and 2014.

Interest Rate Risk

Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net income as a result of interest expense incurred on outstanding debt.

We are subject to market risk associated with changes in the prime rate in connection with the Account Receivable Financing Agreement. If short-term interest rates or the prime rate averaged 10% more or less, interest expense would have changed by less than approximately $10,000 for the nine months ended February 28, 2015.

We did not hold any derivative financial instruments for hedging purposes as of February 28, 2015 or 2014.

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

MAIDEN LANE JEWELRY, LTD.
(Registrant)

Date: April 14, 2015	By:	/s/ Michael Wirth
Michael Wirth
Chief Executive Officer,

