Form 10-K
period 2015-05-31
Maiden Lane Jewelry, Ltd.
filed 2015-09-11
CIK 1574097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2015

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

(212) 840-8477

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.0001 per share	OTC Markets

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of August 31, 2015 was approximately $6.4 million based upon a closing price of $2.50 reported for such date by OTC Markets. Common shares held by each executive officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of common stock of the registrant as of August 31, 2015 was 10,494,428.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2015 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year-end are incorporated by reference into Part III of this report.

NOTE ABOUT REFERENCES TO MAIDEN LANE JEWELRY, LTD. TM

In this Annual Report on Form 10-K (this “Annual Report”), the “Company”, “Maiden Lane”, “we”, “us” and “our” refer to Maiden Lane Jewelry, Ltd. unless the context otherwise requires.

NOTE ABOUT TRADEMARKS

Maiden Lane Jewelry, LtdTM our logo and other trademarks of Maiden Lane Jewelry, Ltd. (including “Aspiri”TM and “C5”TM) are the property of Maiden Lane Jewelry, Ltd. All other trademarks or trade names referred to in this Annual Report are the property of their respective owners.

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

PART I

Item 1. Business

General

We are a wholesaler and manufacturer of jewelry with sales to independent jewelry retailers. Currently, our primary sales are complete engagement rings with a focus on bridal jewelry featuring uniquely cut stones and settings. Our complete engagement rings include both stone and setting and, using our managements’ experience in the jewelry industry, we create rings that show the stones to their best advantage. In addition, we also sell pendants and earrings that complement the designs and stones of our engagement ring jewelry.

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

We began operations on October 1, 2012 by selling fashion rings, pendants, earrings and bracelets to independent retailers. In December 2012, we commenced a line of generic bridal engagement rings (“engagement rings”), featuring both settings and diamonds. Currently, most independent retailers in the jewelry industry purchase engagement rings in two steps: they purchase the setting from one party and the stone from another. We believe that we are one of the few companies selling complete engagement rings that include the center diamonds to independent retailers.

Beginning in December 2013, we began focusing production on bridal jewelry featuring uniquely cut diamonds that utilize an advanced cutting technique that visually and physically increases the crown size (the top and most visible part of the diamond) of a similarly weighted diamond by at least 25%. We call this increased look of the crown size “coverage” or what we call C5 TM – the fifth “C” – an additional “C” after the traditional “4Cs” of carat weight, color, clarity and cut. Given production lead times for this new design, our first sales of this line of bridal jewelry began in the last two weeks of February 2014. Because this unique cutting technique significantly increases the crown size of the diamond while decreasing the pavilion (bottom end below the crown) of the stone which is usually not seen, our diamonds appear to be much larger than typically cut diamonds of the same weight. In addition, because our Company creates each ring based on a specific diamond, as each stone’s measurements and appearance is unique, we are able to design rings which accentuate a diamond’s brilliance and other positive attributes.

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

Our Corporate Information

Our principal executive offices are located at 64 West 48 th Street, Suite 1107, New York, New York 10036, and our telephone number is (212) 840-8477. We maintain a website on the Internet at http://www.MaidenLaneLtd.com. The information contained in our website is not incorporated by reference into this Annual Report. We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934 (the “Exchange Act”). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

The Market

We market our branded line of Aspiri engagement rings to independent jewelers. Our target market is jewelers with between $750,000 and $5,000,000 in annual sales. We offer engagement rings that will retail between $5,000 and $10,000. We believe that by selling Aspiri engagement rings, pendants and earrings, independent jewelers will be able to compete with jewelry chain stores which sell such items in this price range. In addition to the “bigger” look of an Aspiri cut diamond we have designed our rings in such a way that we believe consumers will find appealing.

The jewelry industry is comprised of companies that are involved in the creation, chasing, etching, or engraving of jewelry. Jewelry products can be created with precious metal solid or precious metal clad jewelry. They can be made with or without stones. Traditionally, jewelry is not branded and as a result, purchasers require a good deal of service and expertise. The primary procedures in manufacturing jewelry are: design, mold, cast, polish, finish, and plate.

Jewelry is often split into three different classifications: bridal jewelry, such as engagement, wedding, and anniversary rings; fashion jewelry, like an assortment of necklaces, rings, earrings, pendants, bracelets, and pins; and other miscellaneous giftware.

Diamonds are responsible for the majority of jewelry store monetary sales; other prominent products are platinum, gold, and silver jewelry, as well as a variety of other metals, pearls, and gemstones. Engagement rings are typically the most important and one of the highest cost jewelry purchases by a consumer. For the independent retailer, engagement ring sales are also one of the most important as they represent a sale to a consumer who will hopefully be a long-time customer for additional jewelry and gift purchases.

In recent years the price of diamonds has remained relatively stable. For example, year-over year diamond price changes (2014 to 2015) per the Rapaport Diamond Report indicate stable prices with virtually no change in prices per carat based on a matrix of carat weight, color and clarity. Any changes noted generally are limited to select carat weights over 1 carat and at the mid-to-lower end of the clarity scale and such variance are typically within 1% to 4%.

Recent census data and other data most recently available indicates that 4.32 million adults (18 years or older) were newlywed in 2012, a 3% increase from the prior year.1 Most recent industry reports indicate the retail jewelry market was $65 billion in 20122, and the market for wedding jewelry was $11 billion3 in 2012.

The demand for jewelry is dependent upon consumer income, as well as the global cost of gold, silver, diamonds, and other precious metals or stones. Bridal jewelry sales are generally less impacted by general economic conditions (consumers still get married) and are generally less seasonal relative to traditional holiday jewelry gift sales.

Larger jeweler businesses are capable or offering a larger line of products to easily meet the wants of customers, and are generally able to be efficient in the operations of production and distribution. Smaller jewelry companies continue to have a hold in the market due to the fact that customization and quality, rather than cost, is the main factor in their retail of jewelry. They typically offer specific pieces that are individualizing to a consumer, as well as unique lines. Generally, the profitability of individual jewelry companies depends upon how efficient their operations are, cost controls and volume. Furthermore, the overall profitability of any jewelry business is dependent upon the effectiveness of their merchandising and marketing strategies.

We currently have approximately 150 Aspiri independent jeweler retailers who are designated dealers of such product with approximately another 25 stores carrying a lesser amount of Aspiri products. We expect our market penetration to increase as we build our inventory levels, sales force (and geographic expansion) and select industry memberships. There are an estimated 19,000 jewelry retailers in the United States of which approximately 14,800 are independent (non-chain/non-mass market) jewelry retailers.4 In December 2014, the Company became a vendor member of the Independent Jewelers Association (“IJO”), a consortium of over 800 credit qualified, independent jeweler retailers across the country. Becoming a member of the IJO is by invitation only and includes a vetting process regarding a vendor’s product, stability, customer service and financial capabilities. The Company’s access to IJO’s retailers is primarily through two jewelry shows held each year, typically in February and June. Being a vendor member of IJO and their two annual jewelry shows allows concentrated access to many jewelers who are in secondary markets where otherwise sending our sales staff to their stores may not be optimal or economical. For the six months ended May 31, 2015, our half year of IJO membership, over 17% of such period’s gross sales were to IJO retailers.

1 Pew Research Center FactTank, February 6, 2014.

2 U.S. Department of Commerce in 2012

3 Knot Market Intelligence of the XO Group Inc.

4 U.S. Census bureau 2011 data extrapolated between independent and mass-market retailers.

Competition

While we began our business selling various types of jewelry, we now focus on bridal jewelry. In December 2013, we began focusing production on bridal jewelry featuring uniquely cut diamonds that utilize an advance cutting technique that visually and physically increases the crown size (the top and most visible part of the diamond) of similarly weighted diamonds by at least 25%. We call this increased look of the crown size “coverage” or what we call C5 TM – the fifth “C” – an additional “C” after the traditional “4Cs” of carat weight, color, clarity and cut. Because this unique cutting technique significantly increases the crown size of the diamond while decreasing the pavilion (bottom end below the crown) of the stone which is usually not seen, our diamonds appear to be much larger than traditionally cut diamonds of the same weight. In addition, because our company creates each ring based on a specific diamond, as each stone’s measurements and appearance is unique, we are able to design rings which accentuate a diamond’s brilliance and other positive attributes. We believe that our new line of bridal jewelry featuring uniquely cut diamonds will appeal to both retailers and customers due to their perceived size, quality, cost and value.

As part of a major sales roll-out for this new product, we branded and began marketing such uniquely cut diamonds as the AspiriTM (“Aspiri”) cut diamond in May 2014. In addition, in July 2014 we began to broaden the collection of AspiriTM products by producing pendants and earrings; given production lead times for these products and styles, our first significant sales of this product expansion occurred in November 2014.

Our plan is to expand our Aspiri cut diamond sales, predominately in the new style of uniquely cut stones. We believe that there are competitive barriers to entry for our Aspiri products, including the sourcing of rough diamonds, cutting technique and limitations on mass production as each stone is unique as well as the engagement ring mountings. The creation of an Aspiri cut diamond does not lend itself to mass production whereby approximately 92% of diamonds are cut and polished by lower cost, high volume Asian and Russian cutters which rely primarily on the manufacture of similar and common cuts rather than the careful evaluation and cutting tailored to the unique attributes of each stone. Instead, the rough for each diamond is carefully evaluated and uniquely cut whereby the dimensions, faceting and other factors are taken into consideration to maximize the face coverage of the diamond while maintaining its brilliance. Similarly, our ring and jewelry mountings are not mass produced. Instead of a one-size fits many approach and because each Aspiri stone is unique, our mountings are custom designed around the stone.

Currently, warehouse discounters and chain stores such as Wal-Mart, Costco, Zales and Kay Jewelers sell complete products to customers, while many small retailers sell center stones and settings as separate items to be paired for final sale. Since December 2012, we have focused our business on selling complete bridal rings (stone and setting) to independent retailers and with the addition of our Aspiri line, we believe that Maiden Lane’s business model changes the paradigm and allows independent retailers the opportunity to compete with larger jewelry retailers. We believe that providing independent jewelers a complete ring allows such jewelers to increase their profit margins by providing efficiencies in the supply chain (fewer middlemen) and timing of manufacture and delivery of a fully finished product. In addition, providing jewelers with both center stone and setting allows us to maintain control of both the design and manufacturing process – leading to a maximally designed, high quality engagement ring accentuating the best attributes of both stone and setting.

Employees

As of May 31, 2015, we had 9 full-time employees. Generally, our sales representatives are paid on a commission basis.

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

Implementation of our business strategy could also be affected by a number of factors beyond our control, such as increased competition, changes in demand and buying habits, legal and regulatory developments, economic conditions, and the credit and capital markets environment, developments within the primary industry we serve and increased operating costs or expenses. In addition, to the extent we have misjudged the nature and extent of industry trends or our competition we may have difficulty achieving our strategic objectives. We may also decide to alter or discontinue certain aspects of our business strategy at any time. Any failure to successfully implement our business strategy may adversely affect our business, results of operations, cash flows and financial condition and thus our ability to service our indebtedness.

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

Our business plan depends on our new diamond cutting techniques, which, if widely replicated, would result in increased competition for the Company.

In February 2014, our bridal jewelry operations began to focus on engagement rings featuring uniquely cut stones which in May 2014 we branded as an AspiriTM (“Aspiri”) cut diamond. These stones utilize an advanced cutting technique that requires both raw diamonds of certain characteristics and skilled expertise to effectuate the unique cut. We believe that such uniquely cut stones will be difficult to successfully replicate or mass produce. If such raw diamonds and cutting techniques were to be widely replicated, or if our sources of supply and cutters were to become scarce or broadly distributed, or if the costs of such supply or cutting became economically unfeasible, such events could have a material adverse effect on our operations and profitability. The Company does not have any intellectual property rights with respect to our Aspiri cut diamonds which could decrease the barrier for entry of potential competitors; however, we believe that we have accumulated significant know-how regarding this uniquely cut diamond, which cannot be easily replicated.

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

The jewelry industry and the retailers which are our customers typically sell a diverse range of jewelry products, including bridal, diamond jewelry, watches, fashion, colored stones, etc., at a wide range of price points and quality. Currently, we are primarily limited to the production and sale of bridal diamond engagement rings and have recently expanded to pendants and earrings featuring our Aspiri cut diamond.

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

Because we are a relatively new company, it is difficult for us to determine our monthly or annual operating expenses. Until we start generating increased revenue, and possibly even after that, we will be dependent on financing to fund our operations as well as other working capital requirements. There can be no assurance that we can raise sufficient capital to meet our future working capital needs, or that if we do, it will be on terms favorable to our company. It is not anticipated that any of the officers, directors or current shareholders of the Company will provide any significant portion of our future financing requirements.

Because we have a limited operating history on which an evaluation of our prospects can be made, we may not be able to effectively manage the demands required of a new business in the jewelry industry.

We are an emerging growth company and, to date, have a limited operating history upon which an evaluation of our prospects can be made. There can be no assurance that we will effectively execute our business plan or manage any growth or that our future operating and financial forecast will be met. Future development and operating results will depend on many factors, including access to adequate capital, the demand for our products, price competition, our ability to market our products, our success in setting up and expanding distribution channels, and whether we can control costs. Many of these factors are beyond our control. In addition, our future prospects must be considered in light of the risks, expenses, and difficulties frequently encountered in establishing a new business in the jewelry industry, which is characterized by intense competition.

We expect our operating expenses to continue to increase, and this may affect profit margins and the market value of the company’s common stock.

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

We may be required to make significant capital expenditures for our business in order to remain technologically and economically competitive.

We are required to invest capital in order to expand and update our capabilities in our business. We expect our capital expenditure requirements to relate primarily to growth initiatives, including branding, marketing and information technology. Changing competitive conditions that impact branding and marketing or the emergence of any significant technological advances utilized by competitors could require us to invest significant capital in order to remain competitive. If we are unable to fund any such investment, including as a result of constraints in the availability of capital, or otherwise fail to invest in branding, marketing or new technologies, our business, results of operations, cash flows and financial condition could be materially and adversely affected.

Our business is subject to changes arising from developments in technology and changes in consumer behavior. Such developments could render our products obsolete or reduce product consumption.

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

We are substantially dependent on the personal efforts, relationships and abilities of certain members of our senior management, including Michael Wirth (Chief Executive Officer), Yitzchok Gurary (President and Chief Financial Officer), Mordechai Gurary (Director of Sales) and Samantha Manburg (Chief Operating Officer). The loss of the services of members of senior management could have a material adverse effect on our Company. In particular, we are dependent on our Chief Executive Officer, Michael Wirth, for his public company, managerial and financial experience and our President, Yitzchok Gurary, and Director of Sales, Mordechai Gurary, each of whom have developed contacts and experience in the jewelry business, and whose affiliation with a related party provided us with merchandise with which we commenced our operations and from which we purchase a large percentage of our inventory components (ring mountings, or “semi-mounts”). Further, Mordechai Gurary, as Director of Sales, was responsible for a majority of our sales. In addition he is involved with other businesses within the jewelry industry, and does not devote all of his time to the Company. Although the Company believes that currently this poses no conflict, there is no assurance that a conflict would not arise in the future.

In the event either Yitzchok or Mordechai Gurary leaves the Company, we may lose a substantial portion of our business.  For the years ended May 31, 2015 and 2014, respectively, we purchased, in dollar terms, approximately 41% and 63%, respectively, of our merchandise from Classique Creations LLC (“Classique”), a jewelry manufacturing company owned 98% by Mr. Isaac Gurary’s mother (and Mordechai Gurary’s wife), and 2% by his brother, Chaim Gurary (and Mordechai Gurary’s son), a shareholder of MLJ.  If either Yitzchok or Mordechai Gurary were to leave the Company, there is no guarantee that Classique would continue to sell us merchandise or that we would be able to purchase merchandise from another manufacturer on similar terms.

We currently purchase many of our settings from one company, which is an affiliated company and with which company we have no written contract.

For the period September 6, 2012 (inception) to May 31, 2015 we purchased 100% of our ring settings from Classique a company owned by relatives of our President, Yitzchok Gurary, and our Director of Sales, Mordechai Gurary.  If Classique experiences financial difficulties or refuses to sell ring settings to us or raises its prices, we would be forced to find another jewelry manufacturer to work with. There is no guarantee that other jewelry manufacturers would sell products to our company on the same terms, which could diminish our profit; nor is there a guaranty that the quality of products purchased from other third parties would be of the same quality as the products we are currently purchasing from Classique. Further, we have no written contract with Classique and, as a result, that company may stop supplying with jewelry or raise its prices without notice.

We intend to eliminate our reliance on Classique for the creation of the semi-mount (the ring exclusive of a center stone diamond) and bring in-house such processes for the creation of our complete finished products.

We currently rely on Classique for the manufacture of our semi-mounts, one of the key components of our finished products. Semi-mounts include the cast settings for engagement rings, pendants and earrings exclusive of the center diamond. Similar to the production model of Classique, and when we deem financially feasible, we plan to internalize the CAD (computer-aided design) design of semi-mounts, creation of the wax molds, sorting of melee stones (smaller stones on the semi-mount ring shank) and the logistics of outsourcing the casting of the semi-mount and diamond setting. There is no guarantee that we will be successful in internalizing such operations, hiring additional capable personnel or maintaining high-quality outsourced relationships for the casting and stone setting.

We are reliant on a select type of rough diamond and one vendor for the sourcing and cutting of our AspiriTM cut diamonds.

We currently rely on one vendor for the sourcing and cutting of our center stone diamonds that meet our AspiriTM specifications and quality. Furthermore, this vendor sources the appropriate rough diamond that lends itself to an AspiriTM cut finished diamond. While we have an exclusive contract with this vendor, there is no assurance that this vendor will be able to continue to produce AspiriTM cut diamonds. If this vendor were to lose its sources of rough diamonds, experience labor shortages of highly trained stone cutters or experience some sort of business interruption, our supply of such diamonds may be curtailed. In such event, there is no assurance that we may be able to source an alternative vendor of equal or better caliber which would then result in our inability to produce Aspiri cut diamond products.

Currently our two largest shareholders own approximately 76% of the controlling interest in our voting stock which could result in decisions adverse to our general shareholders.

Currently our two largest shareholders beneficially own and have the right to vote approximately 76% of our outstanding Common Stock. As a result, these shareholders have the ability to control substantially all matters submitted to our shareholders for approval. These shareholders are able to control matters including:

•	election of our board of directors;
•	removal of any of our directors;
•	amendment of our Certificate of Incorporation or Bylaws, each as amended;
•	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us; and
•	approval of significant corporate transactions.

Accordingly, all other shareholders are subject to the decision making of these two shareholders.

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

We face competition in our business from a number of companies, some of which have substantial financial and other resources. The market in which we operate is dominated by much larger firms with established brand names and distribution channels, and our success is dependent upon interest in and awareness of our products by both retailers and the general public. It may be difficult or impossible for us to achieve such acceptance of our products. In addition, our competitors are more financially stable than we are, and because they have greater volume, can work with smaller profit margins than we may be able to.  Moreover, even if we successfully bring our products to market ahead of our projected competitors, established competitors could quickly bring products to market that would compete.

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

Our membership in certain jeweler and trade organizations may be curtailed due to membership restrictions, costs or other factors.

We are members of various trade and jeweler organizations, many of which have certain standards for membership, fees and other requirements. Other groups, such as our membership in the Independent Jewelers Association (“IJO”), a consortium of over 800 credit qualified, independent jeweler retailers across the country, are by invitation only and include a vetting process and continual review regarding a vendor’s product, stability, customer service and financial capabilities. Other groups of which we members provide access to certain information (for example credit worthiness of retail jewelers), jewelry shows, etc. Although we are members in good standing in the organizations of which we are members, there is no assurance of our continued membership in such organizations or that such organization themselves will remain viable.

Any potential acquisition strategies may not be successful.

As part of our growth strategy, we may seek to acquire additional companies in the jewelry industry.  Such acquisitions, if undertaken, may pose substantial risks to our business, financial condition, and results of operations. Should we pursue an acquisition opportunity, we will compete with other companies, many of which have greater financial and other resources to acquire attractive companies and assets. Even if we were to be successful in acquiring additional companies, some of the companies may not produce revenues at anticipated levels or within specified time periods. There is no assurance that we will be able to successfully integrate acquired companies, which could result in substantial costs and delays or other operational, technical or financial problems. Further, any acquisition effort could disrupt ongoing business operations. If any of these events occur, it would have a material adverse effect upon our operations and results from operations.

Acquisitions and dispositions could involve a number of risks and present financial, managerial and operational challenges, including:

•	adverse developments with respect to our results of operations as a result of an acquisition which may require us to incur charges and/or substantial debt or liabilities;
•	disruption of our ongoing business and diversion of resources and management attention from existing business and strategic matters;
•	difficulty with assimilation and integration of operations, technologies, products, personnel or financial or other systems;
•	increased expenses, including compensation expenses resulting from newly hired employees and/or workforce integration and restructuring;
•	disruptions in relationships with current and new personnel, customers and suppliers;
•	integration challenges related to implementing or improving internal controls, procedures and/or policies at a business that prior to the acquisition lacked the same level of controls, procedures and/or policies;
•	the assumption of certain known and unknown liabilities of the acquired business;
•	regulatory challenges or resulting delays; and potential disputes (including with respect to indemnification claims) with the buyers of disposed businesses or with the sellers of acquired businesses, technologies, services or products.

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

Because we intend to structure any future acquisitions through payment of our Common Stock, a decline in the price of our stock could result in a reduction in the liquidity of our Common Stock and a reduction in our ability to raise additional capital for our operations. A reduction in our ability to raise equity capital in the future would have a material adverse effect upon our business plan and operations, including our ability to continue our current operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

New York law and our certificate of incorporation may protect our directors from certain types of lawsuits.

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

We are an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company”, as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We will remain an “emerging growth company” for up to five years, through May 31, 2019 (the last day of the fiscal year following the fifth anniversary of the date of the first sale of common equity securities pursuant to an effective registration statement), although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30.

Our status as an “emerging growth company” under the JOBS Act may make it more difficult to raise capital as and when we need it.

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

We have elected to use the extended transition period for complying with new or revised accounting standards under § 102 (b) (1) of the JOBS Act. This election allows our company to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until these standards apply to private companies. As a result of our election, our financial statements may not be comparable to companies that comply with public company effective dates.

RISK FACTORS RELATING TO OUR INDEBTEDNESS

Our high level of payables and indebtedness could adversely affect our cash flow and our ability to operate our business, limit our ability to react to changes in the economy or industry dynamics and prevent us from meeting our obligations with respect to our indebtedness.

As of May 31, 2015, total indebtedness under our credit facility with Rosenthal & Rosenthal, Inc. was $2.2 million, a loan payable to Yitzchok Gurary, a major shareholder and an officer of the Company, and other related parties was approximately $1.4 million and total payables outstanding were approximately $1.9 million including $1.7 million to Classique. Our substantial indebtedness could have important consequences. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness, and any failure to comply with the obligations of any of our debt instruments, including financial and other restrictive covenants, could result in an event of default under agreements governing our indebtedness;
•	require us to dedicate a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes;
•	limit our flexibility in planning for and reacting to changes in our business and in the industries in which we operate;
•	make us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
•	limit our ability to borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy and other purposes; and
•	place us at a disadvantage compared to our competitors who have less debt.

Additionally, our credit facility currently restricts our ability to incur any additional indebtedness or repay existing indebtedness prior to repayment of the credit facility and is also secured against substantially all of our assets. Any of the above listed factors could materially adversely affect our business, results of operations, cash flows and financial condition. Furthermore, our interest expense could increase if interest rates increase. If we do not have sufficient earnings to service our debt, we may be required to refinance all or part of our existing debt, sell assets, borrow more money or sell securities, all subject to our currently outstanding agreements, none of which we can guarantee we will be able to do.

In addition, we may incur significant additional indebtedness in the future, subject to our currently outstanding credit facility. For example, we may seek to obtain additional loans under another secured credit facility, or a new term facility, or other form of senior or junior debt financing. Current and potential future debt financings may contain restrictions on the incurrence of additional indebtedness and those restrictions may be subject to a number of important qualifications and exceptions, and under certain circumstances, the indebtedness incurred in compliance with those restrictions could be substantial. Restrictive covenants in our debt instruments, current and in the future, may restrict our current and future operations, particularly our ability to respond to changes in our business or to take certain actions. Failure to comply with these covenants may result in the acceleration of our indebtedness. To the extent we incur additional indebtedness; the risks described above will increase.

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

RISKS RELATING TO OUR COMMON STOCK

Our Common Stock is listed but not heavily traded.

Our Common Stock is currently listed on the OTC-QB under the symbol MDLN. Currently these is no active trading of our Common Stock. As a result, our Common Stock is relatively illiquid.

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

We may, in the future, issue additional shares of Common Stock, which would reduce investors' ownership percentage in the Company, and may dilute our share value.

Our Certificate of Incorporation, as amended, authorizes the issuance of 50,000,000 shares of Common Stock. The future issuance of Common Stock may result in substantial dilution in the percentage of our Common Stock held by our then-existing shareholders. We may value any Common Stock issued in the future on an arbitrary basis. The issuance of Common Stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our Common Stock.

Penny stock regulation.

The Company's Common Stock and its Preferred Stock may be deemed a penny stock. Penny stocks generally are equity securities with a price of less than $5.00 per share other than securities registered on certain national securities exchanges or quoted on the Nasdaq Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The Company's securities may be subject to "penny stock rules" that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the "penny stock rules" require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the "penny stock rules" may restrict the ability of broker-dealers to sell the Company's securities. The foregoing required penny stock restrictions will not apply to the Company's securities if such securities maintain a market price of $5.00 or greater. There can be no assurance that the price of the Company's securities will reach or maintain such a level.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our shareholders have limited protection against interested director transactions, conflicts of interest and similar matters.

The Company does not currently have independent audit or compensation committee. As a result, our directors have the ability, among other things, to determine their own level of compensation. The Company intends to comply with all corporate governance measures relating to director independence as and when required. Until the Company complies with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave the Company’s shareholders without protections against interested director transactions or conflicts of interest. As a result, investors may be reluctant to provide the Company with funds necessary to expand its operations.

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

Item 3. Legal Proceedings

In the normal course of business we may be involved in legal proceedings, such as when we pursue past due accounts. We are not aware of any material pending or threatened legal proceedings that involve us.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price range of common stock

The OTC-QB under the symbol “MDNL.” Our stock became publicly traded with a registration statement effective October 4, 2013.

Our stock is not actively traded on the OTC-QB. The following table sets forth the range of high and low closing sales prices per share of our common stock as reported on The OTC Market in respect of the periods indicated. The stock quotations are interdealer quotations and do not include markups, markdowns or commissions and may not necessarily represent actual transactions.

	High	Low	Close
2014:
First fiscal quarter ended August 31	$3.01	$3.01	$3.01
Second fiscal quarter ended November 30	$2.00	$2.00	$2.00
2015:
Third fiscal quarter ended February 28	$2.25	$2.25	$2.25
Fourth fiscal quarter ended May 31	$2.25	$2.25	$2.25

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

Holders

As of May 31, 2015, we had 10,494,428 shares of common stock outstanding held by 78 shareholders of record.

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

Item 6. Selected Financial Data

The Company’s selected historical financial data for fiscal years ended May 31, 2015 and 2014 have been derived from our audited historical financial statements.

The data presented below should be read in conjunction with the financial statements and related notes included herein and Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended May 31, 2015	Year Ended May 31, 2014
Income Statement Data:
Net sales	$8,852,807	$5,409,013
Cost of goods sold	6,637,910	4,304,056
Gross profit	2,214,897	1,104,957
Selling, administrative and other expenses	1,962,250	1,467,168
Operating income (loss) income	252,647	(362,211)
Interest expense	281,648	64,489
Provision (benefit) for income taxes	17,540	(70,840)
Net income (loss)	$(46,541)	$(355,860)
Per Share Data:
Earnings (loss) per share - basic	$(0.00)	$(0.03)
Earnings (loss) per share - diluted	(0.00)	(0.03)

	May 31, 2015	May 31, 2014
Balance Sheet Data:
Cash and cash equivalents	$41,731	$15,269
Accounts receivable, net	3,991,158	1,594,010
Inventories	2,589,231	2,094,929
Total current assets	6,931,650	3,854,140
Total assets	6,980,926	3,866,191
Total current liabilities	5,201,385	3,164,167
Long-term debt	288,196	74,000
Total liabilities	6,089,579	3,238,167
Total stockholders’ equity	891,347	628,024
Other Data:
Gross Margin	25.0%	20.4%

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

Overview

We are a wholesaler and manufacturer of jewelry with sales to independent jewelry retailers. Currently, our primary sales are complete engagement rings with a focus on bridal jewelry featuring uniquely cut stones and settings. Our complete engagement rings include both stone and setting and, using our managements’ experience in the jewelry industry, we create rings that show the stones to their best advantage. In addition, we also sell pendants and earrings that complement the designs and stones of our engagement ring jewelry.

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

We began operations on October 1, 2012 by selling fashion rings, pendants, earrings and bracelets to independent retailers. In December 2012, we commenced a line of generic bridal engagement rings (“engagement rings”), featuring both settings and diamonds. Currently, most independent retailers in the jewelry industry purchase engagement rings in two steps: they purchase the setting from one party and the stone from another. We believe that we are one of the few companies selling complete engagement rings which include the center diamonds to independent retailers.

Beginning in December 2013, we began focusing production on bridal jewelry featuring uniquely cut diamonds that utilize an advanced cutting technique that visually and physically increases the crown size (the top and most visible part of the diamond) of a similarly weighted diamond by at least 25%. We call this increased look of the crown size “coverage” or what we call C5 TM – the fifth “C” – an additional “C” after the traditional “4Cs” of carat weight, color, clarity and cut. Given production lead times for this new design, our first sales of this line of bridal jewelry began in the last two weeks of February 2014. Because this unique cutting technique significantly increases the crown size of the diamond while decreasing the pavilion (bottom end below the crown) of the stone which is usually not seen, our diamonds appear to be much larger than typically cut diamonds of the same weight. In addition, because our Company creates each ring based on a specific diamond, as each stone’s measurements and appearance is unique, we are able to design rings which accentuate a diamond’s brilliance and other positive attributes.

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

We believe that there are competitive barriers to entry for our Aspiri products, including the sourcing of rough diamonds, cutting technique and limitations on mass production as each stone is unique as well as the engagement ring mountings. The creation of an Aspiri cut diamond does not lend itself to mass production whereby approximately 92% of diamonds are cut and polished by lower cost, high volume Asian and Russian cutters which rely primarily on the manufacture of similar and common cuts rather than the careful evaluation and cutting tailored to the unique attributes of each stone.5 Instead, the rough for each diamond is carefully evaluated and uniquely cut whereby the dimensions, faceting and other factors are taken into consideration to maximize the face coverage of the diamond while maintaining its brilliance. Similarly, our ring and jewelry mountings are not mass produced. Instead of a one-size fits many approach and because each Aspiri stone is unique, our mountings are custom designed around the stone.

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

A breakdown of gross sales for the three months and year ended May 31, 2015 and 2014, respectively:

5 MSNBC: “A Diamond’s Journey: On the Cutting Edge”; Indian Mirror

	Year Ended May 31,
	2015	2014

AspiriTM Cut Jewelry	47%	14%
Complete Rings (not Aspiri)	32	60
Fashion Jewelry & Other	21	26

In February 2014 we began the sale of Aspiri bridal engagement rings. The first full quarter of Aspiri sales occurred during the three months ended May 31, 2104; at this initial roll-out of the Aspiri product line, there was less of a focus on the sales of non-Aspiri products. At the end of February 2015, we decided to phase out our line of fashion jewelry in order to focus on its Aspiri cut diamond engagement rings, pendants and jewelry. The three months and year ended May 31, 2015 and 2014 had returns of Complete Rings that were not Aspiri cut rings as some customers substituted such rings for Aspiri Cut Rings.

We expanded our Aspiri cut diamond line in November 2014 to include pendants and earrings. A breakdown of Aspiri jewelry to gross sales for the three months and year ended May 31, 2015 and 2014, respectively:

	Year Ended May 31,
	2015	2014
	(unaudited)	(unaudited)

Aspiri Engagement Rings	43%	14%
Aspiri Engagement Pendants	2	0
Aspiri Engagement Earrings	1	0

Our sales are comprised of primarily three major products: Aspiri Cut Rings, Complete Rings and Fashion Jewelry. We may also on occasion sell loose stone inventory.

We currently purchase the diamonds we use in our jewelry from a select diamond cutter contractor and we purchase the bridal jewelry, exclusive of the center diamond, from Classique Creations LLC, (“Classique”) a jewelry manufacturer owned 98% by the mother of our President, Mr. Yitzchok Gurary (and wife of Mordechai Gurary, our Director of Sales), and 2% by Mr. Gurary’s brother, Chaim Gurary, a shareholder of the Company (and son of Mordechai Gurary). For the years ended May 31, 2015 and 2014, we purchased, in dollar terms, approximately 41% and 63%, respectively, of our merchandise from Classique, the sole provider of our semi-mounts. In addition, purchases from another vendor amounted to approximately 53% of total purchases during the year ended May 31, 2015.

Our corporate website is located at www.maidenlaneltd.com.

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

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ materially from those estimates.

Recent Accounting Pronouncements

See Note 2 to the financial statements included in this annual report, for a description of recent accounting pronouncements.

Inventory

Raw materials are stated at the lower of cost or market, with cost determined by specific identification for unique items (such as diamond stones, each with a particular carat weight, color, clarity and cut) and using the first-in, first-out method for generic items or styles (certain semi-mounts and fashion jewelry). Finished goods that we fabricate are stated at the lower of cost or market, with cost determined by specific identification for each component making up the item plus direct labor and other fees (primarily diamond certification).

At May 31, 2015 and 2014, inventories consist of the components:

	May 31, 2015	May 31, 2014

Raw Materials	$775,312	$257,598
Finished Goods	1,813,919	1,837,331
Total Inventory	$2,589,231	$2,094,929

At May 31, 2015 and 2014, inventories consist of the product mix:

	May 31, 2015	May 31, 2014

Aspiri Cut Diamond Jewelry	56%	17%
Other Engagement Rings (not Aspiri)	28	67
Fashion Jewelry	6	6
Loose Stones and other	10	10
Total Inventory	100%	100%

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

Description of Revenues

Prior to December 2012, most of our revenues were generated through the sale of rings, pendants, necklaces and earrings with stones such as diamonds, rubies and emeralds (“Fashion Jewelry”). In December 2012, we launched our line of bridal engagement rings inclusive of its diamond center stone (“Complete Rings”) and in February 2014, we began to sell our AspiriTM cut diamond engagement ring. In November 2014, we began the sales of our expanded Aspiri product line that includes pendants and earrings.

Beginning in December 2013, we began focusing on bridal jewelry featuring uniquely cut stones that we subsequently branded in May 2014 as an AspiriTM diamond. These stones utilize an advanced cutting technique that visually and physically increases the crown size (the top and most visible part of the stone) of similarly weighted stones by at least 25%. Because this unique cutting technique significantly increases the crown size of the stone while decreasing the pavilion (bottom end below the crown) of the stone that is usually not seen, our diamonds appear to be much larger than typically cut diamonds of the same weight. In addition, because our company creates each ring based on a specific stone, as each stone’s measurements and appearance is unique, we are able to design rings that accentuate a diamond’s brilliance and other positive attributes. We believe that our new line of bridal jewelry featuring uniquely cut stones will appeal to both retailers and customers due to their perceived size, quality, cost and value.

Our plan is to expand our Aspiri bridal ring sales that we believe are less seasonal and less subject to economic downturn.

Our sales are comprised of primarily three major products: Aspiri Cut Rings, Complete Rings and Fashion Jewelry. We may also on occasion sell loose stone inventory.

A breakdown of gross sales for the three months and year ended May 31, 2015 and 2014, respectively:

	Year Ended May 31,
	2015	2014

AspiriTM Cut Jewelry	47%	14%
Complete Rings (not Aspiri)	32	60
Fashion Jewelry & Other	21	26

In February 2014 we began the sale of Aspiri bridal engagement rings. The first full quarter of Aspiri sales occurred during the three months ended May 31, 2104; at this initial roll-out of the Aspiri product line, there was less of a focus on the sales of non-Aspiri products. At the end of February 2015, we decided to phase out our line of fashion jewelry in order to focus on its Aspiri cut diamond engagement rings, pendants and jewelry. The three months and year ended May 31, 2015 and 2014 had returns of Complete Rings that were not Aspiri cut rings as some customers substituted such rings for Aspiri Cut Rings.

We expanded our Aspiri cut diamond line in November 2014 to include pendants and earrings. A breakdown of Aspiri jewelry to gross sales for the three months and year ended May 31, 2015 and 2014, respectively:

	Year Ended May 31,
	2015	2014

Aspiri Engagement Rings	43%	14%
Aspiri Engagement Pendants	3	0
Aspiri Engagement Earrings	1	0

Results of Operations

Comparison of the Year Ended May 31, 2015 to the Year Ended May 31, 2014

The principal measures of our financial performance are sales revenues from the sale of our products to independent retailers, the related cost of sales related to such inventory and the resultant net sales. Net income is also a key measure of financial performance which further adjusts net sales by administrative expenses, professional fees, interest expense and income taxes.

Set forth below is a discussion of our results of operations for the years ended May 31, 2015 and 2014.

Sales Revenues

For the year ended May 31, 2015, we had net sales revenues of $8.9 million a 165% increase from $5.4 million of net sales from the year ended May 31, 2014. These revenues arose from the sale of jewelry to various retailers. The increase in sales performance is due to the change in focus from Fashion Jewelry sales to our the recent emphasis on AspiriTM cut diamond rings, pendants and earrings which became the focus of our sales efforts during the year ended May 31, 2015.

In addition, in December 2014, the Company became a vendor member of the Independent Jewelers Association (“IJO”), a consortium of over 800 credit qualified, independent jeweler retailers across the country. Becoming a member of the IJO is by invitation only and includes a vetting process regarding a vendor’s product, stability, customer service and financial capabilities. The Company’s access to IJO’s retailers is primarily through two jewelry shows held each year, the first of which was held at the end of February. For the six months ended May 31, 2015, our half year of IJO membership, over 17% of such period’s gross sales were to IJO retailers.

The primary difference between gross and net sales for each period relate to sales credits, returns and allowances adjustment which totaled approximately $428,000 and $201,000 for the years ended May 31, 2015 and 2014, respectively. The current amount for sales credits, returns and allowances are primarily related to previous and current non-Aspiri product sales. Although customers are generally not granted rights to return products after the purchase has been made, in certain circumstances, we accepted returns and issued credits although we were not contractually obligated to do so. On a quarterly basis, we estimate sales returns based on historical experience and record a provision for sales returns which are included in net sales. Our sales return reserve balance was approximately $228,000 and $84,000, respectively, May 31, 2015 and 2014, respectively.

In addition, at the end of February 2015, we decided to phase out our line of fashion jewelry in order to focus on its Aspiri cut diamond engagement rings, pendants and jewelry. In so doing, we sold much of our remaining fashion line inventory with further discounts and reduced margins during the year ended May 31, 2015.

Our three largest customers frequently vary from period to period. For the year ended May 31, 2015, our three largest customers accounted for approximately 17% of our total revenues. For the year ended May 31, 2014, our three largest customers accounted for approximately 16% of our total revenues.

Cost of Sales

Cost of sales increased 153% to approximately $6.6 million for the year ended May 31, 2015 from $4.3 million for the year ended May 31, 2014 primarily due to a 165% increase in sales volume during the period. Gross profit for the year ended May 31, 2015 increased approximately 201% to approximately $2.2 million from approximately $1.1 million for year ended May 31, 2014. Gross margins for the years ended May 31, 2015 and 2014 were approximately 25.4% and 20.4%, respectively. Increased gross margins for the current fiscal year relative to the prior year are primarily as a result of a change in product mix and focus on Aspiri cut diamond rings, pendants and earrings. In addition, the current fiscal year had less of a focus on fashion jewelry sales (largely phased out after February 28, 2015), which has lower gross margins. Furthermore, the Company increased the sales discount (further lowering total gross margins) for non-Aspiri products in order to increase its future focus on Aspiri products.

Operating Expenses

General, Selling and Administrative

General, Selling and Administrative expenses were approximately $945,000 and $615,000 for the years ended May 31, 2015 and 2014. The increase in such expenses is related to an increase in show, advertising and promotion expense (an increase of approximately $200,000), an increase in directors and officers, health and inventory insurance (approximately $65,000), increase in sales related travel expenses (approximately $33,000) and increase in personnel costs to current staffing levels (an increase of approximately $24,000).

Officers’ Compensation

For the year ended May 31, 2015, officers’ compensation was approximately $496,000 as compared to approximately $187,000 for the prior year ended May 31, 2014. The increase in such expense is related to a full current year of staffing for the Chief Executive Officer (for the year ended May 31, 2014, a third party Chief Executive Officer was outsourced and included in professional and consulting fees) and the hiring of an in-house and full-time Chief Operating Officer during the year.

Professional and Consulting Fees

Professional and Consulting fees decreased approximately $160,000 to $499,000 from $659,000 for the years ended May 31, 2015 and 2014, respectively. Approximately $238,000 of the decrease is related to outsourced consulting services prior to our employment of executive management and operational staff during the year ended May 31, 2014, offset by an increase of approximately $121,000 in professional marketing fees during the year ended May 31, 2015.

Other Income (Expenses)

For the years ended May 31, 2015 and 2014, we had other expenses of approximately $278,000 and $64,000, respectively.  These expenses were primarily related to interest expense on accounts receivable and loan financings with par balances of $4.1 million as of May 31, 2015 as compared to $1.3 million as of May 31, 2014. The amount of interest expense is dependent primarily on the interest rate charged and the average outstanding balance. For the years ended May 31, 2015 and 2014, the average outstanding balances on accounts receivable financings were $1.9 million and $859,000, respectively, and the average interest rate was 7.5%.

Net Income (Loss)

As a result of the above, for the year ended May 31, 2015, we had net loss of approximately $47,000 as compared to a net loss of $356,000 for the prior year ended May 31, 2014. Net loss per share for the year ended May 31, 2015 was $0.00; net loss per share for the prior year ended May 31, 2014 was $0.03.

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

At May 31, 2015, we had long term liabilities of $888,000, which represents a note payable to a related party for $600,000 and $430,000 of par notes payable less unamortized discount of $142,000.

On September 30, 2013 the Company entered into an Account Receivable Financing Agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal”) pursuant to which Rosenthal shall provide the Company with a line of credit up to $1,000,000.  On October 6, 2014, this Accounts Receivable Financing Agreement was amended to increase the line of credit up to a maximum of $2,000,000. Loans made under the Accounts Receivable Financing Agreement bear interest at prime rate plus 3.5% (for an effective average rate of 7.5% for the years ended May 31, 2015 and 2014) and are subject to certain financial covenants.  As security for these loans, Rosenthal has placed liens on the Company’s accounts receivable, inventories, and all other assets.  In addition, the loans have been personally guaranteed by Yitzchok Gurary, and his parents, Mordechai Gurary and Leah Gurary. In addition, the Company has granted Rosenthal a Landlord Subordination agreement.

On March 9, 2015, this Accounts Receivable Financing Agreement was amended to increase the line of credit up to a maximum of $2,500,000. On May 7, 2015, the Accounts Receivable Financing Agreement was amended to increase the loan amount that Rosenthal & Rosenthal may make to the Company to the lesser of the Maximum Credit Facility (as defined in the Accounts Receivable Financing Agreement) or $600,000, minus such reserves Rosenthal & Rosenthal, Inc. may deem necessary. Prior to this amendment, the loan amount could not exceed the lesser of the Maximum Credit Facility or the Receivable Availability (as defined in the Accounts Receivable Financing Agreement) equal to 70% of the Net Amount of Eligible Receivables (as defined in the Accounts Receivable Financing Agreement) minus such reserves as Rosenthal & Rosenthal, Inc. may deem necessary. On June 29, 2015, this Accounts Receivable Financing Agreement was further amended to increase the line of credit up to a maximum of $2,800,000.

The Accounts Receivable Financing Agreement calls for the subordination of certain of the Company’s debt as follows:

Accounts Payable Classique Creations, LLC -	$500,000
Demand Loans Payable – Related Party	$210,000

In addition, the Company has granted Rosenthal a Landlord Subordination agreement.

In connection with the Accounts Receivable Financing Agreement, the Company has borrowed approximately $2.2 million as of May 31, 2015.  The Accounts Receivable Financing Agreement is in full force and effect until September 30, 2015 (the “Renewal Date”) and from year to year thereafter, unless sooner terminated as provided in the Accounts Receivable Financing Agreement.

At May 31, 2015 we had working capital of $1.7 million. As of May 31, 2015 we had $42,000 in cash and cash equivalents.

Cash Requirements

We believe that we will need additional funds to continue operations over the next twelve months and for the implementation of our plan of operation.

Off Balance Sheet Arrangements

Maiden Lane has no off balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual cash obligations and other commercial commitments as of May 31, 2015:

	Payments Due by Period
Contractual Obligations	Total	Less than one year	1 – 3 years	3 – 5 years	More than 5 years
Account Receivable Financing Agreement	$2,242,000	$2,242,000	$—	$—	$—
Loan Payable – Related Party	$1,402,000	$802,000	$600,000	$—	$—
Convertible Note Payable – Related Party	$74,000	$74,000	$—	$—	$—
Long Term Note Payable	$430,000	$—	$430,000	$—	$—

23

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

Given that we do not hedge or enter into derivate contracts to address commodity price risks, we believe that such risk is immaterial as of May 31, 2015.

Interest Rate Risk

Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net income as a result of interest expense incurred on outstanding debt.

We are subject to market risk associated with changes in the prime rate in connection with the Account Receivable Financing Agreement. If short-term interest rates or the prime rate averaged 10% more or less, interest expense would have changed by less than approximately $21,000 for the year ended May 31, 2015.

We did not hold any derivative financial instruments for hedging purposes as of May 31, 2015.

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

N/A

24

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the information contained in our definitive proxy statement or definitive information statement to be filed with the SEC no later than 120 days after the end of our most recent fiscal year in connection with our 2015 Annual Meeting of Shareholders.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the information contained in our definitive proxy statement or definitive information statement to be filed with the SEC no later than 120 days after the end of our most recent fiscal year in connection with our 2015 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information contained in our definitive proxy statement or definitive information statement to be filed with the SEC no later than 120 days after the end of our most recent fiscal year in connection with our 2015 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information contained in our definitive proxy statement or definitive information statement to be filed with the SEC no later than 120 days after the end of our most recent fiscal year in connection with our 2015 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information contained in our definitive proxy statement or definitive information statement to be filed with the SEC no later than 120 days after the end of our most recent fiscal year in connection with our 2015 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report:

For a list of the consolidated financial information included herein, see Index to the Consolidated Financial Statements on page F-1.

For a list of other exhibits included herein, see Exhibit List on page E-1.

(b)	Exhibits required by Item 601of Regulation S-K. Reference is made to the Exhibit List filed as a part of this report beginning on page E-1.

25

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAIDEN LANE JEWELRY, LTD.
(Registrant)

Date: September 11, 2015	By:	/s/ Michael Wirth
Michael Wirth
Chief Executive Officer

* * * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael Wirth	Chief Executive Officer (principal executive officer)	September 11, 2015
Michael Wirth

/s/ Yitzchok Gurary	Chief Financial Officer (principal financial and	September 11, 2015
Yitzchok Gurary	accounting officer), President, Chairman of the Board

/s/ Chaim Zfatman	Director	September 11, 2015
Chaim Zfatman

/s/ Shalom Schwartz	Director	September 11, 2015
Shalom Schwartz

26

Exhibit No.	Document

3.1	Certificate of Incorporation, as amended, incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on April 15, 2013.

3.2	Certificate of Amendment of the Certificate of Incorporation, incorporated by reference to our definitive information statement filed with the SEC on May 6, 2014.

3.3	By-laws, incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on April 15, 2013

31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).*

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extention Schema*

101.CAL	XBRL Taxonomy Extention Calculation Linkbase*

101.DEF	XBRL Taxonomy Extention Definition Linkbase*

101.LAB	XBRL Taxonomy Extention Label Linkbase*

101.PRE	XBRL Taxonomy Extention Presentation Linkbase*

* filed herewith

E-1

INDEX TO FINANCIAL STATEMENTS

2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Maiden Lane Jewelry, Ltd.

We have audited the accompanying balance sheet of Maiden Lane Jewelry, Ltd. (“the Company”) as of May 31, 2015 and 2014, and the related statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended May 31, 2015.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Maiden Lane Jewelry, Ltd. at May 31, 2015 and 2014, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York

September 11, 2015

MAIDEN LANE JEWELRY, LTD.

BALANCE SHEET

	May 31,	May 31,
	2015	2014

ASSETS
Current Assets:
Cash and Cash Equivalents	$41,731	$15,269
Accounts Receivable, Net	3,991,158	1,594,010
Inventories	2,589,231	2,094,929
Prepaid Expenses	187,230	64,092
Deferred Taxes	122,300	85,840
Total Current Assets	6,931,650	3,854,140
Property and Equipment, Net	47,277	10,051
Security Deposits	2,000	2,000
Total Assets	$6,980,927	$3,866,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$2,009,072	$1,895,906
Accrued Expenses	30,220	49,474
Loans Payable - Factor	2,242,399	826,284
Loans Payable – Related Parties, net of discount of $4,825	797,007	359,632
Convertible Note Payable – Related Party	74,000	—
Common Stock to be Issued	—	32,871
Income Taxes Payable	48,687	—
Total Current Liabilities	5,201,385	3,164,167
Long-Term Debt:
Convertible Note Payable – Related Party	—	74,000
Notes Payable, net of debt discount of $141,804	288,196	—
Notes Payable - Related Parties	600,000	—
Total Liabilities	6,089,581	3,238,167

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock, $.0001 par value; 10,000,000 shares authorized, none issued and outstanding at May 31, 2015 and May 31, 2014	—	—
Common Stock, $.0001 par value; 50,000,000 shares authorized, 10,494,428 and 10,466,250 shares issued and outstanding at May 31, 2015 and May 31, 2014, respectively	1,049	1,047
Additional Paid-In Capital	1,205,417	895,555
Accumulated Deficit	(315,120)	(268,578)
Total Stockholders’ Equity	891,346	628,024
Total Liabilities and Stockholders’ Equity	$6,980,927	$3,866,191

The accompanying notes are an integral part of these financial statements.

MAIDEN LANE JEWELRY, LTD.

STATEMENT OF OPERATIONS

	Years Ended
	May 31, 2015	May 31, 2014

Sales - Net	$8,852,807	$5,409,013

Costs and Expenses:
Cost of Sales	6,637,910	4,304,056
Officers’ Compensation	496,547	187,337
Professional and Consulting Fees	499,205	658,661
Selling, General and Administrative Expenses	945,237	615,047
Provision for Bad Debts	21,261	6,123
Total Costs and Expenses	8,600,160	5,771,224

Income (Loss) from Operations	252,647	(362,211)

Other Income (Expense):
Interest Expense – Related Party	(2,960)	(2,960)
Interest Expense – Loans Payable	(26,261)	—
Interest Expense – Notes Payable	(36,562)	—
Interest Expense – Accounts Receivable Financings	(159,111)	(61,529)
Amortization of Debt Discount	(56,754)	—
Total Other Income and (Expense)	(281,648)	(64,489)

(Loss) before Income Tax Provision (Benefit)	(29,001)	(426,700)
Income Tax Provision (Benefit)	17,540	(70,840)
Net (Loss)	$(46,541)	$(355,860)

Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.03)
Basic and Diluted Weighted Average Shares	10,478,745	10,403,031

The accompanying notes are an integral part of these financial statements.

MAIDEN LANE JEWELRY, LTD.

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED MAY 31, 2015 AND 2014

			Additional	Retained
	Common Stock		Paid-In	Earnings
	Shares	Amount	Capital	(Deficit)	Total
Balance, May 31, 2013	10,353,750	$1,035	$685,567	$87,282	$773,884
Issuance of Common Stock for services	112,500	12	224,988	—	225,000
Offering Costs	—	—	(15,000)	—	(15,000)
Net Loss for the Year Ended May 31, 2014	—	—	—	(355,860)	(355,860)

Balance, May 31, 2014	10,466,250	1,047	895,555	(268,578)	628,024
Issuance of Common Stock for payment of Common Stock to be issued	10,604	1	32,870	—	32,871
Issuance of Common Stock for services	17,574	1	52,896	—	52,897
Debt Discount on Loans Payable	—	—	25,539	—	25,539
Debt Discount on Notes Payable	—	—	198,557	—	198,557
Net Loss for the Year Ended May 31, 2015	—	—	—	(46,541)	(46,541)
Balance, May 31, 2015	10,494,428	$1,049	$1,205,417	$(315,120)	$891,346

The accompanying notes are an integral part of these financial statements.

MAIDEN LANE JEWELRY, LTD.

STATEMENT OF CASH FLOWS

	Years Ended
	May 31, 2015	May 31, 2014
Cash Flows from Operating Activities:
Net Loss	$(46,541)	$(355,860)
Adjustments to Reconcile Net Loss to Net Cash (Used) in Operating Activities:
Depreciation	5,033	3,271
Amortization of Note Discount	77,467	—
Common Stock Issued for Services	52,897	225,000
Deferred Taxes	(36,460)	(72,340)
Reserve for Doubtful Accounts and Sales Returns and Allowances	212,094	207,274
Changes in Assets and Liabilities:
(Increase) in Accounts Receivable	(2,609,241)	(1,048,361)
(Increase) in Inventories	(494,302)	(305,535)
(Increase) in Prepaid Expenses	(123,138)	(32,061)
Increase in Accounts Payable	113,166	216,015
(Decrease) in Accrued Expenses	(19,254)	(26,052)
Increase in Common Stock to be Issued	—	32,871
Increase (Decrease) in Income Taxes Payable	48,687	(36,600)
Net Cash (Used) in Operating Activities	(2,819,592)	(1,192,378)

Cash Flows from Investing Activities:
Capital Expenditures	(42,259)	(2,355)
Net Cash (Used) In Investing Activities	(42,259)	(2,355)

Cash Flows from Financing Activities:
Payments of Offering Costs	—	(15,000)
Proceeds of Note Issuance	430,000	—
Proceeds of Notes Payable – Related Parties	600,000	—
Proceeds of Loans Payable – Related Parties	1,544,300	934,341
Payments of Loans Payable – Related Parties	(1,102,100)	(574,709)
Proceeds from Loans Payable – Factor	7,888,470	3,990,500
Repayments to Loans Payable – Factor	(6,472,357)	(3,164,216)
Net Cash Provided by Financing Activities	2,888,313	1,170,916

Increase (Decrease) in Cash and Cash Equivalents	26,462	(23,817)

Cash and Cash Equivalents – Beginning of Period	15,269	39,086

Cash and Cash Equivalents – End of Period	$41,731	$15,269

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$207,255	$63,117
Income Taxes Paid	$—	$48,570

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Debt Discount on Notes Payable	$198,557	$—
Debt Discount on Loans Payable – Related Parties	$25,539	$—
Issuance of 10,604 shares of Common Stock as consideration for payment of obligation to issue common stock	$32,871	$—

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with a maturity of three months or less to be cash equivalents.  As of May 31, 2015 and 2014, the Company did not have any cash equivalents.

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

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB No. 104), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB No. 101).  SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowance, and other adjustments are provided for in the same period the related sales are recorded. Provision for sales returns and allowances that were netted against sales amounted to $84,000 and $201,000 for the years ended May 31, 2015 and 2014, respectively.

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company may maintain cash balances at financial institutions which exceed the current Federal Deposit Insurance Corporation (“FDIC”) limit of $250,000 during the year.

Sales

The Company’s sales are comprised of primarily three major products: Aspiri Cut Rings, Complete Rings and Fashion Jewelry. The Company may also on occasion sell loose stone inventory.

MAIDEN LANE JEWELERY, LTD.

NOTES TO FINANCIAL STATEMENTS

A breakdown of gross sales for the year ended May 31, 2015 and 2014, respectively:

	Year Ended May 31,
	2015	2014

AspiriTM Cut Jewelry	47%	14%
Complete Rings (not Aspiri)	32	60
Fashion Jewelry & Other	21	26

In February 2014 the Company began the sale of Aspiri bridal engagement rings. The first full quarter of Aspiri sales occurred during the three months ended May 31, 2104; at this initial roll-out of the Aspiri product line, there was less of a focus on the sales of non-Aspiri products. At the end of February 2015, the Company decided to phase out our line of fashion jewelry in order to focus on its Aspiri cut diamond engagement rings, pendants and jewelry.

The Company expanded its Aspiri cut diamond line in November 2014 to include pendants and earrings. A breakdown of Aspiri jewelry to gross sales for the year ended May 31, 2015 and 2014, respectively:

	Year Ended May 31,
	2015	2014

Aspiri Engagement Rings	43%	14%
Aspiri Engagement Pendants	2	0
Aspiri Engagement Earrings	1	0

Advertising Costs

Advertising and show costs are charged to operations when incurred.  Advertising costs during the years ended May 31, 2015 and 2014 was $308,000 and $109,000, respectively.

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

Net Income (Loss) Per Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods presented. Diluted loss per common share is computed by dividing net loss by the weighted average number of dilutive common share equivalents and convertible securities then outstanding. Diluted loss per common share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of warrants and conversion of debentures. Potentially dilutive securities as of May 31, 2015 consisted of 37,000 common shares from convertible debentures and 122,550 common shares from outstanding warrants. The 122,550 warrants were issued in connection with $430,000 of unsecured notes at an exercise price of $3.50 per warrant into one share of common stock. Potentially dilutive securities as of May 31, 2104 consisted of 37,000 common shares from convertible debentures. For each period, the dilutive and basic weighted average shares were the same, as potentially dilutive shares were anti-dilutive.

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

MAIDEN LANE JEWELERY, LTD.

NOTES TO FINANCIAL STATEMENTS

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

NOTE 2 - Inventories

Inventories consist of the following:

	May 31, 2015	May 31, 2014
Raw Materials	$775,312	$257,598
Finished Goods	1,813,919	1,837,331
Total Inventory	$2,589,231	$2,094,929

Inventories are pledged as security for the Company’s Accounts Receivable Financing Agreement (see Note 8).

NOTE 3 - Property and Equipment

Property and equipment consists of the following:

	May 31, 2015	May 31, 2014

Office Equipment	$16,349	$9,271
Computers	$4,808	$4,808
Capitalized Software	35,181	—
	56,338	14,079
Less: Accumulated Depreciation	9,061	4,028
	$47,277	$10,051

The Company is capitalizing new software related to inventory management and production. The cost of this software includes a base package cost plus current customization. Once the software is fully implemented, the Company will depreciate the total cost of the software over five years. Depreciation expense was approximately $5,000 and $3,300 for the years ended May 31, 2015 and 2014, respectively.

MAIDEN LANE JEWELERY, LTD.

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - Convertible Note Payable – Related Party

Convertible note payable to the Company’s president is summarized as follows:

	May 31, 2015	May 31, 2014
Note Payable, bearing interest at 4% per annum, and due December 31, 2015. The note is Convertible into shares of the Company’s Common stock at a conversion rate of $2 per share, subject to adjustment upon the occurrence of certain events including stock dividends, stock split or combinations and reclassifications.	$74,000	$74,000

NOTE 5 - Loans Payable – Related Parties

Loans payable to related parties is summarized as follows:

	May 31, 2015	May 31, 2014
Loans payable to related parties, include a $401,832 payable to the Company’s President and CFO. The loans are payable on demand and non-interest bearing. Interest has been imputed at 3.25% per annum and the Company has recorded a debt discount of $25,539 against Additional Paid-In Capital. This discount is being amortized over two years.	$801,832	$359,632
Less: Unamortized discount	4,825	—
Loans Payable – Related Parties, Net	$797,007	$359,632

A portion of this loan payable to the Company’s President and CFO in the amount of $210,000 is subordinated to the factor.

NOTE 6 - Notes Payable – Related Parties

Notes payable to related parties is summarized as follows:

	May 31, 2015	May 31, 2014
Notes payable to the Company’s President and CFO bears interest at 4% per annum and is due December 31, 2016. Interest is payable quarterly and note is subordinated to the Factor.	$600,000	$—

NOTE 7 - Unsecured Notes Payable

On August 18, 2014, August 25, 2014 and September 15, 2014 the Company issued $250,000, $150,000 and $30,000, respectively, of unsecured, subordinated notes bearing 11% interest with 285 detachable and freely transferable warrants per $1,000 face value Note.  The notes are due on the second anniversary of their issue date with warrants exercisable within ten years from their issue date at an exercise price of $3.50. The $150,000 of notes issued on August 25, 2014 are to an entity controlled by the brother of the Company’s president.

Pursuant to ASC 470-20, the Company recorded the value of the warrants using the Black-Scholes method, which was determined to be approximately $369,000. A portion of the debt proceeds was allocated to the warrants as debt discount using the relative fair value method, which approximated $199,000. As the warrants contain fixed settlement provisions and the exercise price cannot be adjusted, the Company recorded the fair value of the warrants as additional paid in capital with a corresponding debt discount which will be amortized over the two-year term of the notes using the interest method. For the year ended May 31, 2015, the Company recognized approximately $57,000 in amortization expense relating to these warrants.

	May 31, 2015	May 31, 2014

Notes Payable, Par	$430,000	$—
Initial Debt Discount	(198,557)	—
Accumulated Amortization	56,753	—
Notes Payable, Net	$288,196	$—

MAIDEN LANE JEWELERY, LTD.

NOTES TO FINANCIAL STATEMENTS

The fair value of the warrants on the issuance date was calculated using the Black-Scholes method with the following weighted average assumptions:

Dividend yield	0.00%
Volatility	310.78%
Risk-free interest rate	2.40%
Expected life (months)	120
Grant date price per share	$3.01
Warrants issued	122,550
Aggregate grant date fair value	$369,000

NOTE 8 - Financing Agreement

On September 30, 2013 the Company entered into an Account Receivable Financing Agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal” or the “Factor”) pursuant to which Rosenthal shall provide the Company with a line of credit up to $1,000,000.  On October 6, 2014, this Accounts Receivable Financing Agreement was amended to increase the line of credit up to a maximum of $2,000,000. Loans made under the Accounts Receivable Financing Agreement bear interest at prime rate plus 3.5% (for an effective average rate of 7.5% for the years ended May 31, 2015 and 2014) and are subject to certain financial covenants.  As security for these loans, Rosenthal has placed liens on the Company’s accounts receivable, inventories, and all other assets.  In addition, the loans have been personally guaranteed by Yitzchok Gurary, and his parents, Mordechai Gurary and Leah Gurary. In addition, the Company has granted Rosenthal a Landlord Subordination agreement.

The Accounts Receivable Financing Agreement calls for the subordination of certain of the Company’s debt as follows:

Accounts Payable – Classique Creations, LLC	$500,000
Demand Loans Payable – Yitzchok Gurary	$210,000

In connection with the Accounts Receivable Finance Agreement, the Company has borrowed approximately $2.3 million net as of May 31, 2015.  Total draws and repayments for the year ended May 31, 2015 totaled approximately $7.1 million. The Accounts Receivable Financing Agreement expires September 30, 2015.

On March 9, 2015, this Accounts Receivable Financing Agreement was amended to increase the line of credit up to a maximum of $2,500,000. On May 7, 2015, the Accounts Receivable Financing Agreement was amended to increase the loan amount that Rosenthal & Rosenthal may make to the Company to the lesser of the Maximum Credit Facility (as defined in the Accounts Receivable Financing Agreement) or $600,000, minus such reserves Rosenthal & Rosenthal, Inc. may deem necessary. Prior to this amendment, the loan amount could not exceed the lesser of the Maximum Credit Facility or the Receivable Availability (as defined in the Accounts Receivable Financing Agreement) equal to 70% of the Net Amount of Eligible Receivables (as defined in the Accounts Receivable Financing Agreement) minus such reserves as Rosenthal & Rosenthal, Inc. may deem necessary. On June 9, 2015, this Accounts Receivable Financing Agreement was further amended to increase the line of credit up to a maximum of $2,800,000.

NOTE 9 - Commitments and Contingencies

None.

NOTE 10 - Related Party Transactions

On October 1, 2012 the Company entered into a one-year consulting agreement with Isaac Gurary, under which he was to provide certain business and corporate marketing services to the Company for an annual consulting fee of 3% of certain net sales during the term of the agreement.  This agreement was amended on December 1, 2014 to exclude certain sales made at selected jewelry shows by trade organizations for which the Company is a designated vendor. As of May 31, 2015 the amount owed to Mr. Gurary was approximately $63,000.  As of May 31, 2014, the Company had recorded accrued compensation to Mr. Gurary in the amount of approximately $104,000.  Mr. Gurary serves as the Company’s President and CFO and is a significant stockholder of the Company.

During the years ended May 31, 2015 and 2014, the Company purchased approximately 41% and 63%, respectively, of its merchandise from Classique Creations LLC (“Classique”), a company that is owned by the mother of the Company’s President.

MAIDEN LANE JEWELERY, LTD.

NOTES TO FINANCIAL STATEMENTS

Included in accounts payable at May 31, 2015 and 2014 are amounts owed to Classique totaling approximately $1.8 million and $1.5 million, respectively. Payment terms to Classique are one to twelve months and the manner of settlement is cash payment. Pursuant to the Accounts Receivable Financing Agreement (See Note 7), accounts payable to Classique totaling $500,000 are subordinated to the Factor.

The Company rents office space from a Company affiliated with the Company’s president on a month to month basis.  The agreement calls for rent at $2,060 per month.  Rent expense was approximately $26,000 and $25,000 for the years ended May 31, 2015 and 2014, respectively.

During the years ended May 31, 2015 and 2014, the Company engaged in sales of approximately $560,000 and $136,000, respectively, to an entity related to Chaim Zfatman, a director of the Company.

NOTE 11 - Stockholders’ Equity

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

On August 4, 2014 the Company issued 10,604 shares of common stock at a price per share of $3.10 for marketing services rendered during the year ended May 31, 2014 for a total amount of $32,871. On December 23, 2014 the Company issued 17,574 shares of common stock at a price per share of $3.01 for marketing services rendered during the three months ended February 28, 2015 for a total amount of $52,898. Neither issuance of these shares has been registered.

In connection with the issuance of $430,000 principal notes payable, the Company issued 122,550 common stock purchase warrants. Such warrants have an exercise price of $3.50 per share and expire between August and September 2024. As of February 28, 2015, all common stock purchase warrants remained outstanding and exercisable with a weighted average exercise price of $3.50 per share and a remaining contractual life of 9.2 years.

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

NOTE 12 - Major Suppliers and Customers

During the years ended May 31, 2015 and 2014, the Company purchased approximately $3.3 million (approximately 41%) and $2.7 million (approximately 63%), respectively, of its merchandise from one manufacturer that is a related party (see Note 10).

In addition, the Company purchased merchandise from one vendor which amounted to approximately 53% of total purchases during the year ended May 31, 2015.

Our three largest customers frequently vary from period to period. For the years ended May 31, 2015 and 2014, our three largest customers accounted for approximately 17% and 16% of our total revenues, respectively.

NOTE 13 - Income Taxes

Income tax provision (benefit) consists of the following:

MAIDEN LANE JEWELERY, LTD.

NOTES TO FINANCIAL STATEMENTS

	Year Ended
	May 31, 2015	May 31, 2014

Current
Federal	$43,000	$—
State	11,000	1,500
	54,000	1,500

Deferred
Federal	$(29,500)	$(61,568)
State	(6.960)	(10,772)
	(36,460)	(72,340)
	$17,540	$(70,840)

Deferred tax assets consist of the following:

	May 31, 2015	May 31, 2014

Reserves	$95,700	$38,640
Accrued Compensation	26,600	47,200
	$122,300	$85,840

The federal statutory income tax rate is reconciled to the effective rate as follows:

	May 31, 2015	May 31, 2014

Tax provision at Federal Statutory rate	34.0%	(34.0)%
State and local income taxes, net of federal tax benefit	(2.0)	—
Stock issued for services	—	16.1
Other	5.9	(7.2)
Accrued Compensation	(30.3)	10.7
Change in Valuation Allowance	—	5.8
Reserves	20.4	8.6
Tax provision	28.0	0.0

Note 14 - Subsequent Events

On June 9, 2015, this Accounts Receivable Financing Agreement with Rosenthal & Rosenthal was further amended to increase the line of credit up to a maximum of $2,800,000 (see Note 8).

The Company has evaluated subsequent events through the date the financial statements were issued and up to the time of filing of the financial statements with the Securities and Exchange Commission.

