Form 10-Q
period 2015-08-31
Maiden Lane Jewelry, Ltd.
filed 2015-10-20
CIK 1574097

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

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

As of September 30, 2015, there were 10,494,428 shares of the registrant’s common stock outstanding.

MAIDEN LANE JEWELRY, LTD.

MAIDEN LANE JEWELRY, LTD.

CONDENSED BALANCE SHEET

	August 31,	May 31,
	2015	2015
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$4,029	$41,731
Accounts Receivable, Net	4,549,763	3,991,158
Inventories	3,054,861	2,589,231
Prepaid Expenses	187,683	187,230
Deferred Taxes	137,600	122,300
Total Current Assets	7,933,936	6,931,650
Property and Equipment, Net	68,310	47,277
Security Deposits	2,000	2,000
Total Assets	$8,004,246	$6,980,927

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$2,929,852	$2,009,072
Accrued Expenses	70,451	30,220
Loans Payable - Factor	2,708,852	2,242,399
Loans Payable – Related Parties, net of discount of $12,935 at August 31, 2015 and $4,825 at May 31, 2015	526,397	797,007
Convertible Note Payable – Related Party	74,000	74,000
Income Taxes Payable	39,105	48,687
Total Current Liabilities	6,348,657	5,201,385
Long-Term Debt:
Notes Payable, net of debt discount of $118,852 at August 31, 2015 and $141,804 at May 31, 2015	311,148	288,196
Notes Payable - Related Parties	600,000	600,000
Total Liabilities	7,259,805	6,089,581

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock, $.0001 par value; 10,000,000 shares authorized, none issued and outstanding at August 31, 2015 and May 31, 2015	—	—
Common Stock, $.0001 par value; 50,000,000 shares authorized, 10,494,428 shares issued and outstanding at August 31, 2015 and May 31, 2015	1,049	1,049
Additional Paid-In Capital	1,214,235	1,205,417
Accumulated Deficit	(470,843)	(315,120)
Total Stockholders’ Equity	744,441	891,346
Total Liabilities and Stockholders’ Equity	$8,004,246	$6,980,927

The accompanying notes are an integral part of these financial statements.

MAIDEN LANE JEWELRY, LTD.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended
	August 31, 2015	August 31, 2014

Sales - Net	$2,397,825	$1,829,784

Costs and Expenses:
Cost of Sales	1,950,315	1,511,876
Officer’s Compensation	116,799	91,370
Professional and Consulting Fees	140,180	168,002
Selling, General and Administrative Expenses	273,782	153,331
Total Costs and Expenses	2,481,076	1,924,579

(Loss) from Operations	(83,251)	(94,795)

Other Income (Expense):
Interest Expense – Related Party	(746)	(738)
Interest Expense – Related Party Loans Payable	(6,707)	—
Interest Expense – Notes Payable	(11,825)	(1,153)
Interest Expense – Accounts Receivable Financings	(45,542)	(28,281)
Amortization of Debt Discount	(22,952)	(1,689)
Total Other Income and (Expenses)	(87,772)	(31,861)

(Loss) before Income Tax (Benefit)	(171,023)	(126,656)
Income Tax (Benefit)	(15,300)	(42,000)
Net (Loss)	$(155,723)	$(84,656)

(Loss) Per Common Share – Basic and Diluted	$(0.01)	$(0.01)
Basic and Diluted Weighted Average Shares	10,494,428	10,469,477

The accompanying notes are an integral part of these financial statements.

MAIDEN LANE JEWELRY, LTD.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED AUGUST 31, 2015

(Unaudited)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, May 31, 2015	10,494,428	$1,049	$1,205,417	$(315,120)	$891,346
Debt Discount on Notes Payable	—	—	8,818	—	8,818
Net Loss for the three months ended August 31, 2015	—	—	—	(155,723)	(155,723)
Balance, August 31, 2015	10,476,854	$1,049	$1,214,235	$(470,843)	$744,441

The accompanying notes are an integral part of these financial statements.

MAIDEN LANE JEWELRY, LTD.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended	Three Months Ended
	August 31,	August 31,
	2015	2014
Cash Flows from Operating Activities:
Net (Loss)	$(155,723)	$(84,656)
Adjustments to Reconcile Net (Loss) to Net Cash (Used) in Operating Activities:
Depreciation	1,314	1,091
Amortization of Note Discount	23,661	1,689
Deferred Taxes	(15,300)	(42,000)
Reserve for Doubtful Accounts and Sales Returns and Allowances	24,865	92,708
Changes in Assets and Liabilities:
(Increase) in Accounts Receivable	(583,471)	(885,700)
(Increase) in Other Receivables	—	(418,489)
(Increase) Decrease in Inventories	(465,631)	269,178
(Increase) Decrease in Prepaid Expenses	(452)	26,876
Increase (Decrease) in Accounts Payable	920,780	(106,706)
Increase (Decrease) in Accrued Expenses	40,231	(6,512)
(Decrease) in Income Taxes Payable	(9,582)	—
Net Cash (Used) in Operating Activities	(219,308)	(1,152,521)

Cash Flows from Investing Activities:
Capital Expenditures	(22,348)	(5,444)
Net Cash (Used) In Investing Activities	(22,348)	(5,444)

Cash Flows from Financing Activities:
Proceeds of Note Issuance	—	400,000
Proceeds of Loans Payable – Related Parties	464,000	306,000
Payments of Loans Payable – Related Parties	(726,500)	(106,000)
Proceeds from Loans Payable – Factor	2,340,906	1,674,632
Repayments to Loans Payable – Factor	(1,874,451)	(1,042,135)
Net Cash Provided by In Financing Activities	203,955	1,232,497

Increase (Decrease) in Cash and Cash Equivalents	(37,701)	74,532

Cash and Cash Equivalents – Beginning of Period	41,731	15,269

Cash and Cash Equivalents – End of Period	$4,029	$89,801

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$58,856	$26,255
Income Taxes Paid	$9,582	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Debt Discount on Notes Payable	$—	$184,715
Debt Discount on Loans Payable – Related Parties	$8,817	$—
Issuance of 10,604 shares of Common Stock as consideration for payment of obligation to issue common stock	$—	$32,871

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

In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein.  These financial statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  These condensed financial statements should be read in conjunction with the Company’s May 31, 2015 audited financial statements and notes included in Form 10-K filed on September 11, 2015.

Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with a maturity of three months or less to be cash equivalents.  As of August 31, 2015 and May 31, 2015, the Company did not have any cash equivalents.

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

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB No. 104), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB No. 101).  SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowance, and other adjustments are provided for in the same period the related sales are recorded. Provision for sales returns and allowances that were netted against sales amounted to $25,000 and $93,000 for the three months ended August 31, 2015 and 2014, respectively.

Concentration of Credit Risks

The Company primarily sells its products to retail jewelers focused on mid-to-high end consumers. Customers typically receive payment terms of ratable monthly payments over 90 to 120 days with exceptions based on credit quality, seasonality or other terms and conditions.  As a result, the Company is exposed to credit risk on its accounts receivable. The Company generally seeks to mitigate such risk by performing credit checks through jeweler trade associations it is a member of, by attending trade shows which selectively invite retailer attendees based on their credit worthiness and by checking references with other jewelers in the industry.

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

Sales

The Company’s sales are comprised of primarily three major products: Aspiri cut jewelry (primarily engagement rings), Complete Rings (not Aspiri) and Fashion Jewelry. The Company may also on occasion sell loose stone jewelry. A breakdown of gross sales for the three months ended August 31, 2015 and 2014, respectively:

	Three Months Ended August 31,
	2015	2014
	(unaudited)	(unaudited)

AspiriTM Cut Jewelry	41%	34%
Complete Rings (not Aspiri)	30	47
Fashion Jewelry & Other	29	19

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

The Company expanded its Aspiri cut diamond line in November 2014 to include pendants and earrings. A breakdown of Aspiri jewelry to gross sales for the three months ended August 31, 2015 and 2014, respectively:

	Three Months Ended August 31,
	2015	2014
	(unaudited)	(unaudited)

Aspiri Engagement Rings	38%	34%
Aspiri Engagement Pendants	2	0
Aspiri Engagement Earrings	1	0

Advertising Costs

Advertising and show costs are charged to operations when incurred.  Advertising costs during the three months ended August 31, 2015 and August 31, 2014 were $81,000 and $49,000, respectively.

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

Net Income (Loss) Per Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods presented. Diluted loss per common share is computed by dividing net loss by the weighted average number of dilutive common share equivalents and convertible securities then outstanding. Diluted loss per common share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of warrants and conversion of debentures. Potentially dilutive securities as of August 31, 2015 consisted of 37,000 common shares from convertible debentures and 122,550 common shares from outstanding warrants. The 122,550 warrants were issued in connection with $430,000 of unsecured notes at an exercise price of $3.50 per warrant into one share of common stock. Potentially dilutive securities as of August 31, 2104 consisted of 37,000 common shares from convertible debentures and 114,000 common shares from outstanding warrants. The 114,000 warrants were issued in connection with $400,000 of unsecured notes at an exercise price of $3.50 per warrant into one share of common stock. For each period, the dilutive and basic weighted average shares were the same, as potentially dilutive shares were anti-dilutive.

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

NOTE 2 - Inventories

Inventories consist of the following:

	August 31, 2015	May 31, 2015
	(unaudited)

Raw Materials	$1,118,937	$775,312
Finished Goods	1,935,924	1,813,919
Total Inventory	$3,054,861	$2,589,231

Inventories are pledged as security for the Company’s Accounts Receivable Financing Agreement (see Note 9).

MAIDEN LANE JEWELERY, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - Property and Equipment

Property and equipment consists of the following:

	August 31, 2015	May 31, 2015
	(unaudited)

Office Equipment	$16,349	$16,349
Computers	$4,808	$4,808
Capitalized Software	57,528	35,181
	78,685	56,338
Less: Accumulated Depreciation	10,375	9,061
	$68,310	$47,277

The Company is capitalizing new software related to inventory management and production. The cost of this software includes a base package cost plus current customization. Once the software is fully implemented, the Company will depreciate the total cost of the software over five years. Depreciation expense was approximately $1,300 and $1,100 for the three months ended August 31, 2014 and August 31, 2014, respectively.

NOTE 4 - Convertible Note Payable – Related Party

Convertible note payable to the Company’s president is summarized as follows:

	August 31, 2014	May 31, 2015
	(unaudited)
Note Payable, bearing interest at 4% per annum, and due December 31, 2015. The note is Convertible into shares of the Company’s Common stock at a conversion rate of $2 per share, subject to adjustment upon the occurrence of certain events including stock dividends, stock split or combinations and reclassifications.	$74,000	$74,000

NOTE 5 - Loans Payable – Related Parties

Loans payable to related parties is summarized as follows:

	August 31, 2015	May 31, 2015
	(unaudited)
Loans payable to related parties include primarily loans payable to the Company’s President and CFO. The loans are payable on demand and non-interest bearing. Interest has been imputed at 3.25% per annum and the Company has recorded a debt discount of $25,539 against Additional Paid-In Capital. This discount is being amortized over two years.	$539,332	$801,832
Less: Unamortized discount	(12,935)	(4,825)
Loans Payable – Related Parties, Net	$526,397	$797,007

A portion of this loan payable to the Company’s President and CFO in the amount of $210,000 is subordinated to the factor.

NOTE 6 - Notes Payable – Related Parties

Notes payable to related parties is summarized as follows:

	August 31, 2015	May 31, 2015
	(unaudited)
Notes payable to the Company’s President and CFO bears interest at 4% per annum and is due December 31, 2016. Interest is payable quarterly and note is subordinated to the Factor.	$600,000	$600,000

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

Pursuant to ASC 470-20, the Company recorded the value of the warrants using the Black-Scholes method, which was determined to be approximately $369,000. A portion of the debt proceeds was allocated to the warrants as debt discount using the relative fair value method, which approximated $199,000. As the warrants contain fixed settlement provisions and the exercise price cannot be adjusted, the Company recorded the fair value of the warrants as additional paid in capital with a corresponding debt discount which will be amortized over the two-year term of the notes using the interest method. For the three months ended August 31, 2015 and 2014, the Company recognized approximately $23,000 and $1,700, respectively, in amortization expense relating to these warrants.

MAIDEN LANE JEWELERY, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	August 31, 2015	May 31, 2015
	(unaudited)

Notes Payable, Par	$430,000	$430,000
Initial Debt Discount	(198,557)	(198,557)
Accumulated Amortization	79,705	56,753
Notes Payable, Net	$311,148	$288,196

The fair value of the warrants on the issuance date was calculated using the Black-Scholes method with the following weighted average assumptions:

Dividend yield	0.00%
Volatility	310.78%
Risk-free interest rate	2.40%
Expected life (months)	120
Grant date price per share	$3.01
Warrants issued	122,550
Aggregate grant date fair value	$369,000

NOTE 8 - Financing Agreement

On September 30, 2013 the Company entered into an Account Receivable Financing Agreement with Rosenthal & Rosenthal, Inc. (“Rosenthal” or the “Factor”) pursuant to which Rosenthal shall provide the Company with a line of credit up to $1,000,000.  On October 6, 2014, this Accounts Receivable Financing Agreement was amended to increase the line of credit up to a maximum of $2,000,000. Loans made under the Accounts Receivable Financing Agreement bear interest at prime rate plus 3.5% (for an effective average rate of 7.5% for the three months ended August 31, 2015 and 2014) and are subject to certain financial covenants.  As security for these loans, Rosenthal has placed liens on the Company’s accounts receivable, inventories, and all other assets.  In addition, the loans have been personally guaranteed by Yitzchok Gurary, and his parents, Mordechai Gurary and Leah Gurary. In addition, the Company has granted Rosenthal a Landlord Subordination agreement.

The Accounts Receivable Financing Agreement calls for the subordination of certain of the Company’s debt as follows:

Accounts Payable – Classique Creations, LLC	$500,000
Demand Loans Payable – Yitzchok Gurary	$210,000

In connection with the Accounts Receivable Finance Agreement, the Company has borrowed approximately $2.7 million net as of August 31, 2015.  Total draws and repayments for the three months ended August 31, 2015 totaled approximately $2.3 million and $1.9 million, respectively. The Accounts Receivable Financing Agreement continues in full force and effect until September 30, 2015 and automatically from year to year thereafter, unless sooner terminated.

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

NOTE 9 - Commitments and Contingencies

None.

MAIDEN LANE JEWELERY, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10 - Related Party Transactions

On October 1, 2012 the Company entered into a one-year consulting agreement with Isaac Gurary, under which he was to provide certain business and corporate marketing services to the Company for an annual consulting fee of 3% of certain net sales during the term of the agreement.  This agreement was amended on December 1, 2014 to exclude certain sales made at selected jewelry shows by trade organizations for which the Company is a designated vendor and was further amended on September 1, 2015 to further refine eligible sales products. As of August 31, 2015 the amount owed to Mr. Gurary was approximately $77,000.  As of May 31, 2015, the Company had recorded accrued compensation to Mr. Gurary in the amount of approximately $63,000.  Mr. Gurary serves as the Company’s President and CFO and is a significant stockholder of the Company.

During the three months ended August 31, 2015 and 2014, the Company purchased approximately 64% and 43%, respectively, of its merchandise from Classique Creations LLC (“Classique”), a company that is owned by the mother of the Company’s President.

Included in accounts payable at August 31, 2015 and May 31, 2015 are amounts owed to Classique totaling approximately $2.6 million and $1.8 million, respectively. Payment terms to Classique are one to twelve months and the manner of settlement is cash payment. Pursuant to the Accounts Receivable Financing Agreement (See Note 9), accounts payable to Classique totaling $500,000 are subordinated to the Factor.

The Company rents office space from a Company affiliated with the Company’s president on a month to month basis.  The agreement calls for rent at $2,060 per month.  Rent expense was approximately $7,000 and $6,000 for the three months ended August 31, 2015 and 2014, respectively.

NOTE 11 - Stockholders’ Equity

On August 4, 2014 the Company issued 10,604 shares of common stock at a price per share of $3.10 for marketing services rendered during the year ended May 31, 2014 for a total amount of $32,871; these shares have not been registered.

In connection with the issuance of $430,000 principal notes payable, the Company issued 122,550 common stock purchase warrants. Such warrants have an exercise price of $3.50 per share and expire between August and September 2024. As of August 31, 2015, all common stock purchase warrants remained outstanding and exercisable with a weighted average exercise price of $3.50 per share and a remaining contractual life of 9.0 years.

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

NOTE 12 - Major Suppliers and Customers

During the three months ended August 31, 2015 and August 31, 2014, the Company purchased approximately $1.7 million (approximately 64%) and $538,000 (approximately 43%), respectively, of its merchandise from one manufacturer that is a related party (see Note 11).

In addition, the Company purchased merchandise from one vendor which amounted to approximately 36% of total purchases during the three months ended August 31, 2015.

Our three largest customers frequently vary from period to period. For the three months ended August 31, 2015, our three largest customers accounted for approximately 27% of our total revenues. For the three months ended August 31, 2014, our three largest customers accounted for approximately 34% of our total revenues.

NOTE 13 - Income Taxes

Our effective tax rates were approximately 0% and 0% for the three months ended August 31, 2015 and 2014, respectively.

NOTE 14 - Subsequent Events

On September 18, 2015, the Company entered into a Separation and Release Agreement with Samantha Manburg, the Company’s Chief Operating Officer. Pursuant to the Separation and Release Agreement, Ms. Manburg is resigning as the Chief Operating Officer for the Company, effective November 13, 2015. In accordance with the terms of such agreement, Ms. Manburg will receive a severance allowance of approximately $36,000. The Company appointed Yitzchok Gurary, 31, to serve as the Company’s Chief Operating Officer, which appointment shall take effect as of the effective date of Ms. Manburg’s resignation.

MAIDEN LANE JEWELERY, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note About References To Maiden Lane Jewelry, Ltd. TM

In this Form 10-Q the “Company”, “Maiden Lane”, “we”, “us” and “our” refer to Maiden Lane Jewelry, Ltd.TM unless the context otherwise requires.

Note About Trademarks

Maiden Lane Jewelry, Ltd.TM our logo and other trademarks of Maiden Lane Jewelry, Ltd. (including “Aspiri”TM) are the property of Maiden Lane Jewelry, Ltd. All other trademarks or trade names referred to in this Annual Report are the property of their respective owners.

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

Our plan is to expand our bridal ring sales, predominately in the new style of uniquely cut stones, which we believe are less seasonal at the retail-to-consumer level and less subject to economic downturn.

Our sales are comprised of primarily three major products: Aspiri Cut Rings, Complete Rings and Fashion Jewelry. We may also on occasion sell loose stone inventory.

A breakdown of gross sales for the three months ended August 31, 2015 and 2014, respectively:

	Three Months Ended August 31,
	2015	2014
	(unaudited)	(unaudited)

AspiriTM Cut Jewelry	41%	34%
Complete Rings (not Aspiri)	30	47
Fashion Jewelry & Other	29	19

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

The Company expanded its Aspiri cut diamond line in November 2014 to include pendants and earrings. A breakdown of Aspiri jewelry to gross sales for the three months ended August 31, 2015 and 2014, respectively:

	Three Months Ended August 31,
	2015	2014
	(unaudited)	(unaudited)

Aspiri Engagement Rings	38%	34%
Aspiri Engagement Pendants	2	0
Aspiri Engagement Earrings	1	0

Employees

As of August 31, 2015, we had 9 full-time employees. Generally, our sales representatives are paid on a commission basis.

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

Set forth below is a discussion of our results of operations for the quarters ended August 31, 2015 and ended August 31, 2014.

Sales Revenues

For the three months ended August 31, 2015, we had net sales revenues of approximately $2.4 million a 33% increase from $1.8 million of net sales for the three months ended August 31, 2014. These revenues arose from the sale of jewelry to various retailers.

Our three largest customers frequently vary from period to period. For the three months ended August 31, 2015 and 2014, our three largest customers accounted for approximately 27% and 34% of our total revenues, respectively.

Cost of Sales

Cost of Sales increased to $2.0 million for the three months ended August 31, 2015 from $1.5 million for the three months ended August 31, 2014. Gross profit for the three months ended August 31, 2015 increased 41% to approximately $448,000 from approximately $318,000 for the three months ended August 31, 2014. Gross margins on net sales for the three months ended August 31, 2015 and 2014 were approximately 18.7% and 17.4%, respectively. Before taking into account sales credits, returns and allowances, gross margins on gross sales for the three months ended August 31, 2015 and 2014 were approximately 30.2% and 32.6%, respectively.

Operating Expenses

General, Selling and Administrative

General, Selling and Administrative expenses were approximately $274,000 and approximately $153,000 for the three months ended August 31, 2015 and 2014, respectively. This increase is primarily attributed to an increase in personnel costs for additional hires in the marketing and production areas (approximately $40,000) and an increase in sales commissions related to our IJO membership and for customer sales incentives (approximately $30,000) and an increase in show and advertising costs (approximately $33,000) and related increased travel expense (approximately $16,000).

Officers’ Compensation

For the three months ended August 31, 2015, officers’ compensation was approximately $117,000 as compared to approximately $91,000 for the three months ended August 31, 2014. This increase in is primarily related to the hiring of chief operating officer since the prior year.

Professional and Consulting Fees

Professional and Consulting fees were approximately $141,000 for the three months ended August 31, 2015 a decrease of $27,000 from approximately $168,000 for the three months ended August 31, 2014.

Other Income (Expenses)

For the three months ended August 31, 2015 and 2014, we had other expenses of approximately $87,000 and $32,000, respectively.  These expenses were primarily related to interest expense on accounts receivable financings of $2.7 million as of August 31, 2015 as compared to $1.5 million at August 31, 2014. The amount of interest expense is dependent primarily on the interest rate charged and the average outstanding balance. For the three months ended August 31, 2015, the average outstanding balances on accounts receivable financings were $2.6 million and the average interest rate was 7.5%. In addition, the three months ended August 31, 2015 and 2014 includes approximately $23,000 and $1,700, respectively, for the amortization of debt discount on $430,000 of face amount unsecured notes with detachable warrants and interest expense of $12,000 and $1,200, respectively, on such notes.

Net Income (Loss)

As a result of the above, for the three months ended August 31, 2015, we had a loss before taxes of $170,000 and net loss of $155,000.  Net loss per share was $0.01.

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

At August 31, 2015, we had long term liabilities of $911,000, which represents a note payable to a related party for $600,000 and $430,000 of par notes payable less unamortized discount of $119,000.

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

In connection with the Accounts Receivable Financing Agreement, the Company has borrowed approximately $2.7 million as of August 31, 2015.  The Accounts Receivable Financing Agreement is in full force and effect until September 30, 2015 (the “Renewal Date”) and from year to year thereafter, unless sooner terminated as provided in the Accounts Receivable Financing Agreement.

At August 31, 2015 we had working capital of $1.5 million. As of August 31, 2015 we had $4,000 in cash and cash equivalents.

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

Given that we do not hedge or enter into derivate contracts to address commodity price risks, we believe that such risk is immaterial as of August 31, 2015.

Interest Rate Risk

Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net income as a result of interest expense incurred on outstanding debt.

We are subject to market risk associated with changes in the prime rate in connection with the Account Receivable Financing Agreement. If short-term interest rates or the prime rate averaged 10% more or less, interest expense would have changed by less than approximately $10,000 for the three months ended August 31, 2013.

We did not hold any derivative financial instruments for hedging purposes as of August 31, 2015 or 2014.

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

Item 1A. Risk Factors

None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    [Removed and Reserved]

Item 5.    Other Information

None.

Item 6.    Exhibits

The following exhibits are filed as a part of this Form 10-Q (a) Exhibits required by Item 601 of Regulation S-K.

Number	Description

(31)	Section 302 Certification

31.1	Certification of Principal Executive Officer Rule 13a-14(a) pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934.

31.1	Certification of Principal Financial Officer Rule 13a-14(a) pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934.

(32)	Section 906 Certification

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, required by Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	XBRL Taxonomies

101	The following materials from Maiden Lane Jewelry’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2015 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Balance Sheet, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows, and (v) the Condensed Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAIDEN LANE JEWELRY, LTD.
(Registrant)

Date: October 20, 2015	By:	/s/ Michael Wirth
Michael Wirth
Chief Executive Officer,