Form 10-Q
period 2015-11-30
Maiden Lane Jewelry, Ltd.
filed 2016-01-19
CIK 1574097

z

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

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

As of December 31, 2015, there were 10,494,428 shares of the registrant’s common stock outstanding.

MAIDEN LANE JEWELRY, LTD.

MAIDEN LANE JEWELRY, LTD.

CONDENSED BALANCE SHEET

	November 30,	May 31,
	2015	2015
	(unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$7,142	$41,731
Accounts Receivable, Net	5,033,773	3,991,158
Inventories	2,002,942	2,589,231
Prepaid Expenses	197,229	187,230
Deferred Taxes	160,100	122,300
Total Current Assets	7,401,186	6,931,650
Property and Equipment, Net	84,466	47,277
Trademarks	13,407	—
Security Deposits	2,000	2,000
Total Assets	$7,501,059	$6,980,927

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$3,312,824	$2,009,072
Accrued Expenses	62,072	30,220
Loans Payable - Factor	2,366,963	2,242,399
Loans Payable – Related Parties, net of discount of $4,487 at November 30, 2015 and $4,825 at May 31, 2015	289,497	797,007
Convertible Note Payable – Related Party	-	74,000
Notes Payable, net of debt discount of $93,388 at November 30, 2015	336,612	-
Income Taxes Payable	39,105	48,687
Total Current Liabilities	6,407,073	5,201,385
Long-Term Debt:
Notes Payable, net of debt discount of $141,804 at May 31, 2015	-	288,196
Notes Payable - Related Parties	600,000	600,000
Convertible Note Payable - Related Party	74,000	-
Total Liabilities	7,081,073	6,089,581

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock, $.0001 par value; 10,000,000 shares authorized, none issued and outstanding at November 30, 2015 and May 31, 2015	—	—
Common Stock, $.0001 par value; 50,000,000 shares authorized, 10,494,428 shares issued and outstanding at November 30, 2015 and May 31, 2015	1,049	1,049
Additional Paid-In Capital	1,210,296	1,205,417
Accumulated Deficit	(791,359)	(315,120)
Total Stockholders’ Equity	419,986	891,346
Total Liabilities and Stockholders’ Equity	$7,501,059	$6,980,927

The accompanying notes are an integral part of these financial statements.

MAIDEN LANE JEWELRY, LTD.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,
	2015	2014	2015	2014
Sales - Net	$1,947,370	$2,735,248	$4,345,195	$4,565,032

Costs and Expenses:
Cost of Sales	1,709,326	2,030,018	3,659,642	3,541,894
Officer’s Compensation	145,866	137,151	262,664	228,521
Professional and Consulting Fees	66,031	190,593	206,211	358,595
Selling, General and Administrative Expenses	248,104	166,937	521,886	320,268
Provision for Bad Debts	7,559	2,779	7,559	2,779
Total Costs and Expenses	2,176,886	2,527,478	4,657,962	4,452,057

Income (Loss) from Operations	(229,516)	207,770	(312,767)	112,975

Other Income (Expense):
Interest Expense – Related Party	(746)	(746)	(1,492)	(1,484)
Interest Expense – Related Party Loans Payable	(10,507)	—)	(17,214)	—
Interest Expense – Notes Payable	(11,825)	(11,759)	(23,650)	(12,912)
Interest Expense – Accounts Receivable Financings	(64,958)	(37,238)	(110,500)	(65,519)
Amortization of Debt Discount	(25,464)	(16,144)	(48,416)	(17,833)
Total Other Income and (Expenses)	(113,500)	(65,887)	(201,272)	(97,748)

Income (Loss) before Income Tax (Benefit)	(343,016)	141,883	(514,039)	15,227
Income Tax (Benefit)	(22,500)	37,500	(37,800)	(4,500)
Net Income (Loss)	$(320,516)	$104,383	$(476,239)	$19,727

Income (Loss) Per Common Share – Basic	$(0.03)	$0.01	$(0.05)	$0.00

Basic Weighted Average Shares	10,494,428	10,476,854	10,494,428	10,473,145

Income (Loss) Per Common Share – Diluted	$(0.03)	$0.01	$(0.05)	$0.00

Diluted Weighted Average Shares	10,494,428	10,513,854	10,494,428	10,510,145

The accompanying notes are an integral part of these financial statements.

MAIDEN LANE JEWELRY, LTD.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2015

(Unaudited)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, May 31, 2015	10,494,428	$1,049	$1,205,417	$(315,120)	$891,346
Debt Discount on Notes Payable	—	—	4,879	—	4,879
Net Loss for the six months ended November 30, 2015	—	—	—	(476,239)	(476,239)
Balance, November 30, 2015	10,476,854	$1,049	$1,210,296	$(791,359)	$419,986

The accompanying notes are an integral part of these financial statements.

MAIDEN LANE JEWELRY, LTD.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended	Six Months Ended
	November 30,	November 30,
	2015	2014
Cash Flows from Operating Activities:
Net Income (Loss)	$(476,239)	$19,727
Adjustments to Reconcile Net (Loss) to Net Cash (Used) in Operating Activities:
Depreciation	6,577	2,270
Amortization of Note Discount	53,630	17,833
Deferred Taxes	(37,800)	(77,000)
Reserve for Doubtful Accounts and Sales Returns and Allowances	46,586	106,726
Changes in Assets and Liabilities:
(Increase) in Accounts Receivable	(1,089,203)	(2,207,762)
(Increase) in Other Receivables	—	(464,529)
Decrease in Inventories	586,289	26,545
(Increase) in Prepaid Expenses	(9,999)	(38,360)
Increase in Accounts Payable	1,303,752	1,074,381
Increase (Decrease) in Accrued Expenses	31,852	(11,374)
Increase (Decrease) in Income Taxes Payable	(9,582)	67,123
Net Cash Provided by (Used) in Operating Activities	405,863	(1,484,420)

Cash Flows from Investing Activities:
Capital Expenditures	(43,766)	(7,032)
Purchase of Trademarks	(13,407)	—
Net Cash Used by In Investing Activities	(57,173)	(7,032)

Cash Flows from Financing Activities:
Proceeds of Note Issuance	—	430,000
Proceeds of Loans Payable – Related Parties	621,655	636,000
Payments of Loans Payable – Related Parties	(1,129,500)	(461,000)
Proceeds from Loans Payable – Factor	3,437,497	3,316,799
Repayments to Loans Payable – Factor	(3,312,931)	(2,443,836)
Net Cash Provided by (Used) In Financing Activities	(383,279)	1,477,963

(Decrease) in Cash and Cash Equivalents	(34,589)	(13,489)

Cash and Cash Equivalents – Beginning of Period	41,731	15,269

Cash and Cash Equivalents – End of Period	$7,142	$1,780

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$204,962	$62,256
Income Taxes Paid	$9,582	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Debt Discount on Notes Payable	$—	$198,557

Debt Discount on Loans Payable – Related Parties	$4,879	$—
Issuance of 10,604 shares of Common Stock as consideration for payment of obligation to issue common stock	$—	$32,871

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with a maturity of three months or less to be cash equivalents.  As of November 30, 2015 and May 31, 2015, the Company did not have any cash equivalents.

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

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB No. 104), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB No. 101).  SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowance, and other adjustments are provided for in the same period the related sales are recorded. Provision for sales returns and allowances that were netted against sales amounted to $267,000 and $43,000 for the six months ended November 30, 2015 and 2014, respectively.

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

Sales

The Company’s sales are comprised of primarily three major products: Aspiri cut jewelry (primarily engagement rings), Complete Rings (not Aspiri) and Fashion Jewelry. The Company may also on occasion sell loose stone jewelry. A breakdown of gross sales for the three and six months ended November 30, 2015 and 2014, respectively:

	Three Months Ended November 30,		Six Months Ended November 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
AspiriTM Cut Jewelry	56%	50%	49%	43%
Complete Rings (not Aspiri)	21	28	25	36
Fashion Jewelry & Other	23	22	26	21

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

The Company expanded its Aspiri cut diamond line in November 2014 to include pendants and earrings. A breakdown of Aspiri jewelry to gross sales for the three and six months ended November 30, 2015 and 2014, respectively:

	Three Months Ended November 30,		Six Months Ended November 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
AspiriTM Engagement Rings	50%	46%	45%	41%
AspiriTM Pendants	4	2	3	1
AspiriTM Earrings	2	2	1	1

Advertising Costs

Advertising and show costs are charged to operations when incurred.  Advertising costs during the six months ended November 30, 2015 and 2014 were $113,000 and $101,000, respectively.

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

Net Income (Loss) Per Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods presented. Diluted loss per common share is computed by dividing net loss by the weighted average number of dilutive common share equivalents and convertible securities then outstanding. Diluted loss per common share is based on the treasury stock method and includes the effect from potential issuance of common stock such as shares issuable pursuant to the exercise of warrants and conversion of debentures. Potentially dilutive securities as of November 30, 2015 and 2014 consisted of 37,000 common shares from convertible debentures and 122,550 common shares from outstanding warrants. The 122,550 warrants were issued in connection with $430,000 of unsecured notes at an exercise price of $3.50 per warrant into one share of common stock. For the three and six months ended November 30, 2015, the dilutive and basic weighted average shares were the same, as potentially dilutive shares were anti-dilutive. For the three months ended November 30, 2015 and 2014, basic weighted average shares were 10,494,428 and 10,476,854, respectively and for the six months ended November 30, 2014, diluted weighted average shares were 10,510,145.

The following provides a reconciliation of the shares used in calculating the per share amounts for the periods presented:

	Three Months Ended November 30,			Six Months Ended November 30,
	2015	2014		2015	2014
	(unaudited)	(unaudited)		(unaudited)	(unaudited)
Numerator:
Net Income (Loss)	$(321,053)	$104,383		$(476,239)	$19,727
Interest on Convertible Notes	746	746		1,492	1,484
Net Income (Loss)	$(320,307)	$105,129		$(474,747)	$21,211

Denominator:
Basic weighted-average shares	10,494,428	10,476,854		10,494,428	10,473,145
Effective of dilutive securities:
Warrants[1]	— [2]	—	[2]	— [2]	—	[2]
Convertible Debt[3]	— [4]	37,000		— [4]	37,000
Diluted weighted-average shares	10,494,428	10,513,854		10,494,428	10,510,145

Per Share Income (Loss):
Basic	$(0.03)	$0.01		$(0.05)	$0.00
Diluted	$(0.03)	$0.01		$(0.05)	$0.00

1	There are 122,550 warrants issued in connection with 430,000 of unsecured notes at an exercise price of $3.50 per warrant into one share of common stock.

2	Warrants for the three and six months ended November 30, 2015 and 2014 are not included in the computation of diluted weighted average shares as they are not dilutive under the treasury stock method of accounting.

3	Convertible debt is convertible into 37,000 shares of common stock.

4	Convertible debt for the three months ended November 30, 2015 is not included in the computation of diluted weighted average shares as such inclusion would be anti-dilutive.

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

NOTE 2 - Inventories

Inventories consist of the following:

	November 30, 2015	May 31, 2015
	(unaudited)

Raw Materials	$1,090,088	$775,312
Finished Goods	912,854	1,813,919
Total Inventory	$2,002,942	$2,589,231

Inventories are pledged as security for the Company’s Accounts Receivable Financing Agreement (see Note 9).

MAIDEN LANE JEWELERY, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - Property and Equipment

Property and equipment consists of the following:

	November 30, 2015	May 31, 2015
	(unaudited)

Office Equipment	$16,349	$16,349
Computers	4,778	4,778
Capitalized Software	78,976	35,211
	100,103	56,338
Less: Accumulated Depreciation	15,637	9,061
	$84,466	$47,277

The Company is capitalizing new software related to inventory management and production. The cost of this software includes a base package cost plus current customization. The software was fully implemented September 1, 2015, and the Company depreciates the total cost of the software over five years. Depreciation expense was approximately $6,600 and $2,300 for the six months ended November 30, 2014 and November 30, 2014, respectively.

NOTE 4 - Convertible Note Payable – Related Party

Convertible note payable to the Company’s president is summarized as follows:

	November 30, 2015	May 31, 2015
	(unaudited)
Note Payable, bearing interest at 4% per annum, and due June 30, 2017 (original maturity of the note being December 31, 2015 and, as per the terms of the note, extended at the Company’s election for an additional 18 months). The note is Convertible into shares of the Company’s Common stock at a conversion rate of $2 per share, subject to adjustment upon the occurrence of certain events including stock dividends, stock split or combinations and reclassifications.	$74,000	$74,000

NOTE 5 - Loans Payable – Related Parties

Loans payable to related parties is summarized as follows:

	November 30, 2015	May 31, 2015
	(unaudited)
Loans payable to related parties include amounts payable to the Company’s President and CFO of $144,000 and $402,000 at November 30, 2015 and May 31, 2015, respectively, and $149,000 and $400,000 to other related parties at November 30, 2015 and May 31, 2015, respectively. The loans are payable on demand and non-interest bearing. Interest has been imputed at 3.25% per annum and the Company has recorded a debt discount of $25,539 against Additional Paid-In Capital. This discount is being amortized over two years.	$293,987	$801,832
Less: Unamortized discount	(4,490)	(4,825)
Loans Payable – Related Parties, Net	$289,497	$797,007

A portion of this loan payable to the Company’s President and CFO in the amount of $219,000 is subordinated to the factor.

NOTE 6 - Notes Payable – Related Parties

Notes payable to related parties is summarized as follows:

	November 30, 2015	May 31, 2015
	(unaudited)
Notes payable to the Company’s President and CFO bears interest at 4% per annum and is due December 31, 2016. Interest is payable quarterly and note is subordinated to the Factor.	$600,000	$600,000

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

MAIDEN LANE JEWELERY, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Pursuant to ASC 470-20, the Company recorded the value of the warrants using the Black-Scholes method, which was determined to be approximately $369,000. A portion of the debt proceeds was allocated to the warrants as debt discount using the relative fair value method, which approximated $199,000. As the warrants contain fixed settlement provisions and the exercise price cannot be adjusted, the Company recorded the fair value of the warrants as additional paid in capital with a corresponding debt discount which will be amortized over the two-year term of the notes using the interest method. For the six months ended November 30, 2015 and 2014, the Company recognized approximately $48,000 and $18,000, respectively, in amortization expense relating to these warrants.

	November 30, 2015	May 31, 2015
	(unaudited)
Notes Payable, Par	$430,000	$430,000
Initial Debt Discount	(198,557)	(198,557)
Accumulated Amortization	105,169	56,753
Notes Payable, Net	$336,612	$288,196

The fair value of the warrants on the issuance date was calculated using the Black-Scholes method with the following weighted average assumptions:

Dividend yield	0.00%
Volatility	310.78%
Risk-free interest rate	2.40%
Expected life (months)	120
Grant date price per share	$3.01
Warrants issued	122,550
Aggregate grant date fair value	$369,000

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

The Accounts Receivable Financing Agreement calls for the subordination of certain of the Company’s debt as follows:

Accounts Payable – Classique Creations, LLC	$500,000
Demand Loans Payable – Yitzchok Gurary	$219,000

In connection with the Accounts Receivable Finance Agreement, the Company has borrowed approximately $2.3 million net as of November 30, 2015.  Total draws and repayments for the six months ended November 30, 2015 totaled approximately $3.4 million and $3.3 million, respectively. The Accounts Receivable Financing Agreement continues in full force and effect until September 30, 2016 and automatically from year to year thereafter, unless sooner terminated.

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

MAIDEN LANE JEWELERY, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9 - Commitments and Contingencies

None.

NOTE 10 - Related Party Transactions

On October 1, 2012 the Company entered into a one-year consulting agreement with Isaac Gurary, under which he was to provide certain business and corporate marketing services to the Company for an annual consulting fee of 3% of certain net sales during the term of the agreement.  This agreement was amended on December 1, 2014 to exclude certain sales made at selected jewelry shows by trade organizations for which the Company is a designated vendor and was further amended on September 1, 2015 to further refine eligible sales products. As of November 30, 2015 the amount owed to Mr. Gurary was approximately $121,000 and was subsequently paid in full in December 2015.  As of May 31, 2015, the Company had recorded accrued compensation to Mr. Gurary in the amount of approximately $63,000.  Mr. Gurary serves as the Company’s President and CFO and is a significant stockholder of the Company.

During the six months ended November 30, 2015 and 2014the Company purchased approximately 59% and 26%, respectively, of its merchandise from Classique Creations LLC (“Classique”), a company that is owned by the mother of the Company’s President.

Included in accounts payable at November 30, 2015 and May 31, 2015 are amounts owed to Classique totaling approximately $2.8 million and $1.8 million, respectively. Payment terms to Classique are one to twelve months and the manner of settlement is cash payment. Pursuant to the Accounts Receivable Financing Agreement (See Note 9), accounts payable to Classique totaling $500,000 are subordinated to the Factor.

The Company rents office space from an inactive Company affiliated with the Company’s president on a month to month basis.  The agreement calls for rent at $2,500 per month.  Rent expense was approximately $15,000 and $13,000 for the six months ended November 30, 2015 and 2014, respectively. The Company’s portion of the rent is paid directly to the landlord.

NOTE 11 - Stockholders’ Equity

On August 4, 2014 the Company issued 10,604 shares of common stock at a price per share of $3.10 for marketing services rendered during the year ended May 31, 2014 for a total amount of $32,871; these shares have not been registered.

In connection with the issuance of $430,000 principal notes payable, the Company issued 122,550 common stock purchase warrants. Such warrants have an exercise price of $3.50 per share and expire between August and September 2024. As of November 30, 2015, all common stock purchase warrants remained outstanding and exercisable with a weighted average exercise price of $3.50 per share and a remaining contractual life of 8.7 years.

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

NOTE 12 - Major Suppliers and Customers

During the six months ended November 30, 2015 and November 30, 2014, the Company purchased approximately $2.2 million (approximately 59%) and $1.3 million (approximately 26%), respectively, of its merchandise from one manufacturer that is a related party (see Note 11).

In addition, the Company purchased merchandise from one vendor which amounted to approximately 41% of total purchases during the six months ended November 30, 2015.

Our three largest customers frequently vary from period to period. For the three and six months ended November 30, 2015, our three largest customers accounted for approximately 13% and 9%, respectively, of our total revenues. For the three and six months ended November 30, 2014, our three largest customers accounted for approximately 15% and 19%, respectively, of our total revenues.

NOTE 13 - Income Taxes

Our effective tax rates were approximately 0% and 0% for the six months ended November 30, 2015 and 2014, respectively.

MAIDEN LANE JEWELERY, LTD.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 14 - Subsequent Events

During the period following November 30, 2015, the Company overpaid Yitzchok Gurary, the Company’s President and CFO, the amounts owed to him as “Loan Payable - Related Parties” by approximately $172,000. Such payments could not be considered prepayments of, or as an offset to, the notes payable to Yitzchok Gurary which total $674,000 in accordance with the terms of such notes. These payments were recorded by the Company as an advance to Yitzchok Gurary and as such, represent a violation of Section 402 of the Sarbanes-Oxley Act prohibiting loans to officers and directors. After a full reconciliation of such amounts, Yitzchok Gurary promptly repaid such advances. The Company intends to contact Rosenthal and its counsel to determine whether this advance violates the terms of the subordination agreement between the Company, Mr. Gurary and Rosenthal pursuant to which Mr. Gurary has agreed to subordinate a minimum of $219,000 in debt owed to him by the Company (see Note 8 - Financing Agreement).

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

A breakdown of gross sales for the three months ended November 30, 2015 and 2014, respectively:

	Three Months Ended November 30,		Six Months Ended November 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
AspiriTM Cut Jewelry	56%	50%	49%	43%
Complete Rings (not Aspiri)	21	28	25	36
Fashion Jewelry & Other	23	22	26	21

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

The Company expanded its Aspiri cut diamond line in November 2014 to include pendants and earrings. A breakdown of Aspiri jewelry to gross sales for the three months ended November 30, 2015 and 2014, respectively:

	Three Months Ended November 30,		Six Months Ended November 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
AspiriTM Engagement Rings	50%	46%	45%	41%
AspiriTM Pendants	4	2	3	1
AspiriTM Earrings	2	2	1	1

Employees

As of November 30, 2015, we had 8 full-time employees. Generally, our sales representatives are paid on a commission basis.

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

Set forth below is a discussion of our results of operations for the quarters ended November 30, 2015 and ended November 30, 2014.

Sales Revenues

Quarter Ended November 30, 2015 and 2014. For the three months ended November 30, 2015, we had net sales revenues of approximately $1.9 million as compared to $2.7 million of net sales for the three months ended November 30, 2014. These revenues arose from the sale of jewelry to various retailers. The decrease in due to unusually high seasonal sales during the November 2014 quarter relative to current and historic experience.

Our three largest customers frequently vary from period to period. For the three months ended November 30, 2015 and 2014, our three largest customers accounted for approximately 13% and 15% of our total revenues, respectively.

Six Months Ended November 30, 2015 and 2014. For the six months ended November 30, 2015, we had net sales revenues of approximately $4.3 million as compared to $4.6 million of net sales for the six months ended November 30, 2014. These revenues arose from the sale of jewelry to various retailers.

Our three largest customers frequently vary from period to period. For the six months ended November 30, 2015 and 2014, our three largest customers accounted for approximately 9% and 19% of our total revenues, respectively.

Cost of Sales

Quarter Ended November 30, 2015 and 2014. Cost of Sales decreased to approximately $1.7 million for the three months ended November 30, 2015 from $2.0 million for the three months ended November 30, 2014 on lower sales volume. Gross profit for the three months ended November 30, 2015 decreased to approximately $238,000 from approximately $705,000 for the three months ended November 30, 2014. Gross margins on net sales for the three months ended November 30, 2015 and 2014 were approximately 12.2% and 25.8%, respectively. Before taking into account sales credits, returns and allowances, gross margins on gross sales for the three months ended November 30, 2015 and 2014 were approximately 35.8% and 34.8%, respectively. During the three months ended November 30, 2015, the Company provided higher discounts for selected product that was deemed older inventory. In addition, some items sold during the period needed additional workmanship or recutting to meet the Company’s quality standards.

Six Months Ended November 30, 2015 and 2014. Cost of Sales increased to $3.7 million for the six months ended November 30, 2015 from $3.5 million for the six months ended November 30, 2014. Gross profit for the six months ended November 30, 2015 decreased to approximately $686,000 from approximately $1 million for the six months ended November 30, 2014. Gross margins on net sales for the six months ended November 30, 2015 and 2014 were approximately 15.8% and 21.9%, respectively. Before taking into account sales credits, returns and allowances, gross margins on gross sales for the six months ended November 30, 2015 and 2014 were approximately 32.9% and 33.9%, respectively.

Operating Expenses

General, Selling and Administrative

Quarter Ended November 30, 2015 and 2014. General, Selling and Administrative expenses were approximately $248,000 and approximately $167,000 for the three months ended November 30, 2015 and 2014, respectively. This increase is primarily attributed to an increase in travel and show expense of approximately $47,000, an increase of approximately $23,000 in advertising and an increase in dealer commissions of approximately $19,000. In addition, there was an additional increase in personnel expenses for the hiring of a director of marketing. These increases were offset by website development fees for a custom retailer portal of approximately $43,000 incurred in the prior 2014 quarter.

Six Months Ended November 30, 2015 and 2014. General, Selling and Administrative expenses were approximately $522,000 and approximately $320,000 for the six months ended November 30, 2015 and 2014, respectively. This increase is primarily attributed to an increase in travel and show expense of approximately $64,000, an increase of approximately $55,000 in advertising and an increase in dealer commissions of approximately $41,000. In addition, there was an additional increase in personnel expenses for the hiring of a director of marketing during and an additional back office employee. These increases were offset by website development fees for a custom retailer portal of approximately $43,000 incurred in the prior six months ended November 30, 2014.

Officers’ Compensation

Quarter Ended November 30, 2015 and 2014. For the three months ended November 30, 2015, officers’ compensation was approximately $146,000 as compared to approximately $137,000 for the three months ended November 30, 2014. This increase in is primarily related to the hiring of senior operating and production personnel since the prior year.

Six Months Ended November 30, 2015 and 2014. For the six months ended November 30, 2015, officers’ compensation was approximately $263,000 as compared to approximately $229,000 for the six months ended November 30, 2014. This increase in is primarily related to the hiring of senior operating and production personnel since the prior year.

Professional and Consulting Fees

Quarter Ended November 30, 2015 and 2014. Professional and Consulting fees were approximately $66,000 for the three months ended November 30, 2015, a decrease of $125,000 from approximately $191,000 for the three months ended November 30, 2014. The decrease is primarily attributable to a decrease in marketing expenses by $107,000 (primarily for the initial development of the Aspiri brand) and a $19,000 decrease in professional consulting fees.

Six Months Ended November 30, 2015 and 2014. Professional and Consulting fees were approximately $206,000 for the six months ended November 30, 2015 a decrease of $153,000 from approximately $359,000 for the six months ended November 30, 2014. The decrease is primarily attributable to a decrease in marketing expenses by $100,000 (initial development of the Aspiri brand) and a $54,000 decrease in professional consulting fees.

Other Income (Expenses)

Quarter Ended November 30, 2015 and 2014. For the three months ended November 30, 2015 and 2014, we had other expenses of approximately $114,000 and $66,000, respectively.  These expenses were primarily related to interest expense on accounts receivable financings of $2.3 million as of November 30, 2015 as compared to $1.7 million at November 30, 2014. The amount of interest expense is dependent primarily on the interest rate charged and the average outstanding balance. For the three months ended November 30, 2015, the average outstanding balances on accounts receivable financings were $2.5 million and the average interest rate was 7.5%. In addition, for the three months ended November 30, 2015 and 2014 includes approximately $25,000 and $16,000, respectively, for the amortization of debt discount on $430,000 of face amount unsecured notes with detachable warrants and interest expense of $12,000 and $1,200, respectively, on such notes.

Six Months Ended November 30, 2015 and 2014. For the six months ended November 30, 2015 and 2014, we had other expenses of approximately $201,000 and $98,000, respectively.  These expenses were primarily related to interest expense on accounts receivable financings of $2.3 million as of November 30, 2015 as compared to $1.7 million at November 30, 2014. The amount of interest expense is dependent primarily on the interest rate charged and the average outstanding balance. For the six months ended November 30, 2015, the average outstanding balances on accounts receivable financings were $2.4 million and the average interest rate was 7.5%. In addition, for the six months ended November 30, 2015 and 2014 includes approximately $25,000 and $16,000, respectively, for the amortization of debt discount on $430,000 of face amount unsecured notes with detachable warrants and interest expense of $24,000 and $13,000, respectively, on such notes.

Net Income (Loss)

Quarter Ended November 30, 2015 and 2014. As a result of the above, for the three months ended November 30, 2015, we had net loss before taxes of $344,000 and net loss after tax of $321,000.  Net loss per share was $0.03. For the three months ended November 30, 2014, we had a net income of $142,000 and net income after tax of $104,000 after provision for income taxes of $38,000.  Net income per share was $0.01.

Six Months Ended November 30, 2015 and 2014. As a result of the above, for the six months ended November 30, 2015, we had net loss before taxes of $514,000 and net loss of $476,000.  Net loss per share was $0.05. For the six months ended November 30, 2014, we had net income of $15,000 and net income of $20,000 after provision for income taxes.  Net income per share was $0.00.

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

At November 30, 2015, we had long term liabilities of $674,000, which represents a note payable to a related party for $600,000 and a $74,000 Convertible Note Payable to a related party.

In addition, the Company has $430,000 of par notes payable less unamortized discount of $93,000.

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

The Accounts Receivable Financing Agreement calls for the subordination of certain of the Company’s debt as follows:

Accounts Payable – Classique Creations, LLC	$500,000
Demand Loans Payable – Related Party	$219,000

In addition, the Company has granted Rosenthal a Landlord Subordination agreement.

In connection with the Accounts Receivable Financing Agreement, the Company has borrowed approximately $2.3 million as of November 30, 2015.  The Accounts Receivable Financing Agreement is in full force and effect until September 30, 2016 (the “Renewal Date”) and from year to year thereafter, unless sooner terminated as provided in the Accounts Receivable Financing Agreement.

At November 30, 2015 we had working capital of approximately $1.0 million. As of November 30, 2015 we had $7,000 in cash and cash equivalents.

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

Given that we do not hedge or enter into derivate contracts to address commodity price risks, we believe that such risk is immaterial as of November 30, 2015.

Interest Rate Risk

Interest rate risk is defined as the sensitivity of our current and future earnings to interest rate volatility, variability of spread relationships and the effect that interest rates may have on our cash flows. Changes in the general level of interest rates can affect our net income as a result of interest expense incurred on outstanding debt.

We are subject to market risk associated with changes in the prime rate in connection with the Account Receivable Financing Agreement. If short-term interest rates or the prime rate averaged 10% more or less, interest expense would have increased or decreased by approximately $53,000 for the six months ended November 30, 2013.

We did not hold any derivative financial instruments for hedging purposes as of November 30, 2015 or 2014.

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

Item 1A. Risk Factors

None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    [Removed and Reserved]

Item 5.    Other Information

None.

Item 6.    Exhibits

The following exhibits are filed as a part of this Form 10-Q (a) Exhibits required by Item 601 of Regulation S-K.

Number	Description
(31)	Section 302 Certification

31.1	Certification of Principal Executive Officer Rule 13a-14(a) pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934.

31.1	Certification of Principal Financial Officer Rule 13a-14(a) pursuant to Rule13a- 14(a) of the Securities Exchange Act of 1934.

(32)	Section 906 Certification

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, required by Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	XBRL Taxonomies

101	The following materials from Maiden Lane Jewelry’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2015 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Balance Sheet, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Stockholders’ Equity, (iv) the Condensed Statements of Cash Flows, and (v) the Condensed Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MAIDEN LANE JEWELRY, LTD.
(Registrant)

Date: January 19, 2016	By:	/s/ Michael Wirth
Michael Wirth
Chief Executive Officer,

